Form 10-Q
period 2015-08-31
8point3 Energy Partners LP
filed 2015-10-01
CIK 1635581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 25, 2015, the registrant had outstanding 20,002,679 Class A shares representing limited partner interests and 51,000,000 Class B shares representing limited partner interests.

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

“SEC” refers to the U.S. Securities and Exchange Commission.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report and in our prospectus dated June 18, 2015 and filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) on June 19, 2015 (the “Prospectus”). Those risk factors and other factors noted throughout this report and in the Prospectus could cause our actual results to differ materially from those disclosed in any forward-looking statement. You should also understand that it is not possible to predict or identify all such factors and should not consider the risk factors included in this report and the Prospectus to be a complete statement of all potential risks and uncertainties. Please read “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q.

Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to publicly update or revise any forward-looking statements except as required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

8point3 Energy Partners LP

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	August 31,	December 28,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$43,398	$—
Accounts receivable and short-term financing receivables, net	4,036	2,910
Cash grants and rebates receivable	—	1,216
Prepaid and other current assets	7,863	—
Total current assets	55,297	4,126
Property and equipment, net	476,063	158,208
Long-term financing receivables, net	84,097	85,635
Investment in unconsolidated affiliates	355,896	—
Other long-term assets	23,134	—
Total assets	$994,487	$247,969
Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$2,686	$12,214
Short-term debt and financing obligations	—	1,842
Deferred revenue, current portion	979	631
Total current liabilities	3,665	14,687
Long-term debt and financing obligations	297,052	91,183
Deferred revenue, net of current portion	800	10,615
Other long-term liabilities	9,145	3,974
Total liabilities	310,662	120,459
Redeemable noncontrolling interests	2,080	—
Equity:
Class A shares, 20,002,679 issued and outstanding as of August 31, 2015 and no shares issued or outstanding as of December 28, 2014	392,691	—
Class B shares, 51,000,000 issued and outstanding as of August 31, 2015 and no shares issued or outstanding as of December 28, 2014	—	—
SunPower investment prior to IPO	—	140,189
Accumulated earnings (deficit)	1,033	(9,523)
Accumulated other comprehensive loss	—	(3,156)
Total shareholders' equity attributable to 8point3 Energy Partners LP	393,724	127,510
Noncontrolling interests	288,021	—
Total equity	681,745	127,510
Total liabilities and equity	$994,487	$247,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Eight Months Ended	Nine Months Ended
	August 31,	September 28,	August 31,	September 28,
	2015	2014	2015	2014
Revenues:
Operating revenues	$3,076	$2,331	$6,629	$6,903
Total revenues	3,076	2,331	6,629	6,903
Operating costs and expenses:
Cost of operations	73	1,842	2,389	(3,411)
Cost of operations-SunPower, prior to IPO	59	234	468	703
Selling, general and administrative	2,483	1,001	9,055	2,896
Depreciation, amortization and accretion	1,172	733	2,374	1,638
Total operating costs and expenses	3,787	3,810	14,286	1,826
Operating (loss) income	(711)	(1,479)	(7,657)	5,077
Other expense (income):
Interest expense	201	1,336	1,646	4,090
Interest income	(228)	—	(1,223)	—
Other expense	3,443	—	12,695	—
Total other expense, net	3,416	1,336	13,118	4,090
(Loss) income before income taxes	(4,127)	(2,815)	(20,775)	987
Income tax (provision) benefit	(701)	(27)	(707)	31
Equity in earnings of unconsolidated investees	6,115	—	6,115	—
Net income (loss)	1,287	$(2,842)	(15,367)	$1,018
Less: Predecessor loss prior to IPO on June 24, 2015	(3,441)		(20,095)
Net income subsequent to IPO	4,728		4,728
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	3,695		3,695
Net income attributable to 8point3 Energy Partners LP Class A shares	$1,033		$1,033
Net income per Class A share:
Basic	$0.05		$0.05
Diluted	$0.05		$0.05
Weighted average number of Class A shares:
Basic	20,002		20,002
Diluted	34,415		34,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Eight Months Ended	Nine Months Ended
	August 31,	September 28,	August 31,	September 28,
	2015	2014	2015	2014
Net income (loss)	$1,287	$(2,842)	$(15,367)	$1,018
Other comprehensive income:
Unrealized gain on cash flow hedges	—	—	3,156	—
Total comprehensive income (loss)	1,287	(2,842)	(12,211)	1,018
Less: Predecessor comprehensive loss prior to initial public offering on June 24, 2015	(3,441)	(2,842)	(16,939)	1,018
Comprehensive income subsequent to initial public offering	4,728	$—	4,728	$—
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	3,695		3,695
Comprehensive income attributable to 8point3 Energy Partners LP Class A shares	$1,033		$1,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

		SunPower					Accumulated
	Redeemable Noncontrolling	Investment prior to	Class A Shares		Class B Shares		Other Comprehensive	Accumulated	Total Shareholders'	Noncontrolling
	Interests	IPO	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity	Interests	Total Equity
Balance as of December 29, 2013	$—	$139,933	—	$—	—	$—	$—	$—	$—	$—	$139,933
Predecessor loss prior to IPO	—	(1,216)	—	—	—	—	—	—	—	—	(1,216)
Unrealized loss on cash flow hedges	—	—	—	—	—	—	(3,156)	—	—	—	(3,156)
Contributions from SunPower	—	3,147	—	—	—	—	—	—	—	—	3,147
Distributions to SunPower	—	(11,198)	—	—	—	—	—	—	—	—	(11,198)
Balance as of December 28, 2014	—	130,666	—	—	—	—	(3,156)	—	—	—	127,510
Predecessor loss prior to IPO	—	(20,095)	—	—	—	—	—	—	—	—	(20,095)
Contributions from SunPower	—	337,794	—	—	—	—	—	—	—	—	337,794
Distributions to SunPower	—	(3,163)	—	—	—	—	—	—	—	—	(3,163)
Net change in unrealized loss on cash flow hedges	—	—	—	—	—	—	3,156	—	—	—	3,156
Balance as of June 24, 2015	—	445,202	—	—	—	—	—	—	—	—	445,202
Issuance by OpCo of OpCo common units, subordinated units and Incentive Distribution Rights ("IDRs") for contribution of SunPower Project Entities	—	(493,790)	—	—	—	—	—	—	—	493,790	—
Predecessor's liabilities assumed by SunPower	—	48,588	—	—	—	—	—	—	—	—	48,588
Issuance by OpCo of OpCo common units, subordinated units and IDRs for acquisition of interests in First Solar Project Entities	—	—	—	—	—	—	—	—	—	408,820	408,820
Contributions from noncontrolling interests - tax equity investors	2,409	—	—	—	—	—	—	—	—	4,624	4,624
Distribution to Sponsors	—	—	—	—	—	—	—	—	—	(661,217)	(661,217)
Issuance of Class A shares at IPO, net of issuance costs	—	—	20,000,000	392,635	—	—	—	—	392,635	—	392,635
Issuance of Class B shares to First Solar	—	—	—	—	22,116,925	—	—	—	—	—	—
Issuance of Class B shares to SunPower	—	—	—	—	28,883,075	—	—	—	—	—	—
Share-based compensation	—	—	2,679	56	—	—	—	—	56	—	56
Contributions from SunPower	—	—	—	—	—	—	—	—	—	37,981	37,981
Net income (loss) subsequent to IPO	(329)	—	—	—	—	—	—	1,033	1,033	4,023	5,056
Balance as of August 31, 2015	$2,080	$—	20,002,679	$392,691	51,000,000	$—	$—	$1,033	$393,724	$288,021	$681,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Eight Months Ended	Nine Months Ended
	August 31,	September 28,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(15,367)	$1,018
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,374	1,638
Loss on cash flow hedges	3,242	—
Unrealized loss on interest rate swap	770	—
Interest expense on financing obligation	1,193	3,673
Loss on termination of financing obligation	6,478	—
Reserve for rebates receivable	1,338	584
Equity in earnings of unconsolidated investees	(6,115)	—
Deferred income taxes	695	—
Share-based compensation	56	—
Changes in operating assets and liabilities:
Accounts receivable and financing receivable	99	(2,862)
Cash grants receivable	146	1,013
Rebates receivable	(121)	1,209
Solar power systems to be leased under sales type leases	160	439
Prepaid expense and other current assets	(4,232)	(348)
Deferred revenue	426	(619)
Accounts payable and other accrued liabilities	1,564	(4,060)
Net cash (used in) provided by operating activities	(7,294)	1,685
Cash flows from investing activities:
Purchases of property and equipment	(225,225)	(33,696)
Receipts of cash grants related to solar energy systems under operating leases	—	3,228
Cash distributions from unconsolidated investees	4,672	—
Net cash used in investing activities	(220,553)	(30,468)
Cash flows from financing activities:
Proceeds from issuance of Class A shares, net of issuance costs	393,750	—
Proceeds from issuance of bank loans, net of issuance costs	461,192	—
Cash distribution to SunPower at IPO	(371,527)	—
Cash distribution to SunPower for the remaining purchase price payments of initial projects	(5,993)	—
Cash distribution to First Solar at IPO	(283,697)	—
Repayment of bank loans	(264,143)	—
Capital contributions from SunPower	337,794	38,152
Capital distribution to SunPower	(3,162)	(9,369)
Cash contributions from noncontrolling interests and redeemable noncontrolling interests - tax equity investors	7,031	—
Net cash provided by financing activities	271,245	28,783
Net increase in cash and cash equivalents	43,398	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$43,398	$—
Non-cash transactions:
Assignment of financing receivables to a third party financial institution	$1,279	$6,238
Property and equipment acquisitions funded by liabilities	—	2,492
Additions of ARO assets and liabilities	6,304	—
Predecessor liabilities assumed by SunPower	48,588	—
Issuance by OpCo of OpCo common units, subordinated units and IDRs for acquisition of interests in First Solar Project Entities	408,820	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

The Partnership

8point3 Energy Partners LP (together with its subsidiaries, the “Partnership”) is a limited partnership formed on March 10, 2015 under a master formation agreement by SunPower Corporation (“SunPower”) and First Solar, Inc. (“First Solar” and, together with SunPower, the “Sponsors”) to own, operate and acquire solar energy generation systems. The Partnership’s initial public offering (the “IPO”) was completed on June 24, 2015. 8point3 General Partner, LLC (the “General Partner”), the Partnership’s general partner, is a wholly-owned subsidiary of 8point3 Holding Company, LLC, an entity owned by SunPower and First Solar (“Holdings”).  As of August 31, 2015, 8point3 Energy Partners LP owned a controlling non-economic managing member interest in 8point3 Operating Company, LLC (“OpCo”) and a 28.2% limited liability company interest in OpCo and the Sponsors collectively owned a noncontrolling 71.8% limited liability company interest in OpCo.

The following table provides an overview of the assets that comprise the Partnership’s initial portfolio (the “Initial Portfolio”):

				Remaining
				Term of
	Commercial			Offtake Agreement
Project	Operation Date(1)	MW(ac)(2)	Counterparty	(in years)(3)
Utility
Maryland Solar	February 2014	20	First Energy Solutions	17.6
Solar Gen 2	November 2014	150	San Diego Gas & Electric	24.3
Lost Hills Blackwell	April 2015	32	City of Roseville/Pacific Gas and Electric	28.3(4)
North Star	June 2015	60	Pacific Gas and Electric	19.8
RPU	October 2015	7	City of Riverside	25.0
Quinto	October 2015	108	Southern California Edison	20.0

Commercial & Industrial
UC Davis	September 2015	13	University of California	20.0
Macy's	October 2015	3	Macy's Corporate Services	20.0

Residential Portfolio	June 2014	39	Approx. 5,900 homeowners(5)	17.1(6)
Total		432

(1)

For each utility project that has yet to reach its commercial operation date (“COD”) and for the UC Davis project, COD is the expected COD. For the Macy’s Project, COD represents the expected first date on which all of the solar generation systems within the Macy’s Project will achieve COD. For the Residential Portfolio, COD represents the first date on which all of the residential systems within the Residential Portfolio have achieved COD.

(2)

The megawatts (“MW”) for the projects in which the Partnership owns less than a 100% interest or in which the Partnership is the lessor under any sale-leaseback financing are shown on a gross basis. For a description of these ownership arrangements, please read the description under “Business—Tax Equity” in the Prospectus.

(3)	Remaining term of offtake agreement is measured from the later of August 31, 2015 or the COD of the applicable project.
(4)	Remaining term comprised of 3.3 years on a power purchase agreement (“PPA”) with the City of Roseville, California, followed by a 25-year PPA with Pacific Gas and Electric starting in 2019.

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
o

Solar Star California XXX, LLC and Solar Star California XXX (2), LLC (collectively, the “Macy’s Project Entities”), which holds the Macy’s Project (as defined in the glossary in this Quarterly Report on Form 10-Q (the “Glossary”));

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

The Partnership’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. The December 28, 2014 balance sheet data was derived from audited financial statements of the Predecessor. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal, recurring items) necessary to state fairly its financial position, results of operations and cash flows for the periods presented.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Prospectus, which contains the Predecessor’s audited combined carve-out financial statements and notes thereto for and as of the years ended December 28, 2014 and December 29, 2013, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the Partnership's unaudited condensed consolidated financial statements and the accompanying notes. Such reclassifications had no effect on previously reported results of operations or accumulated earnings (deficit).

Fiscal Years

On June 24, 2015, in connection with the closing of the IPO, the Partnership amended its partnership agreement to include a change in the fiscal year to November 30. The Predecessor had a 52-to-53 week fiscal year that ended on the Sunday closest to December 31. Its 2014 fiscal year ended on December 28, 2014 and its 2013 fiscal year ended on December 29, 2013, each of which were 52-week fiscal years. Each of the fiscal quarters in the fiscal years 2014 and 2013 comprised 13 weeks. The first quarter and second quarter of fiscal 2015 ended on March 29, 2015 and June 28, 2015, respectively, and comprised 13 weeks. The third quarter of fiscal 2015 includes the period from June 1, 2015 to August 31, 2015, consistent with the Partnership’s November 30 fiscal year end. The corresponding third quarter for the prior year includes the Predecessor’s period from June 30, 2014 to September 28, 2014.

The accompanying unaudited condensed consolidated financial statements cover the period from December 29, 2014 through August 31, 2015, representing the first eight months of the Partnership’s recently adopted fiscal year. The prior year’s comparable nine-month period covers the period from December 30, 2013 through September 28, 2014 and is reported on the basis of the previous fiscal year end of the Partnership’s Predecessor. As a result of the change in the Partnership’s fiscal year end, the quarterly periods of its newly adopted fiscal year do not coincide with the historical quarterly periods previously reported by its Predecessor. Financial information for the three and eight months ended August 31, 2014 has not been included in this Form 10-Q for the following reasons: (i) the three and nine months ended September 28, 2014 provide as meaningful a comparison to the three and eight months ended August 31, 2015 as would the three and eight months ended August 31, 2014; (ii) the Partnership believes that there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three and eight months ended August 31, 2014 were presented in lieu of results for the three and nine months ended September 28, 2014; and (iii) it was not practicable or cost justified to prepare this information.

Management Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates in these unaudited condensed consolidated financial statements include the assumptions and methodology underlying the allocations of expenses incurred on the Predecessor’s behalf, including: allowances for doubtful accounts related to accounts receivable and financing receivables; estimates for future cash flows and economic useful lives of property and equipment; the fair value and residual value of leased solar energy systems; fair value of financial instruments; valuation of certain accrued liabilities such as accrued warranty; and income taxes including the related valuation allowance. Actual results could materially differ from those estimates.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Costs Related to IPO

Direct costs related to the IPO that were incurred by the Predecessor were deferred and capitalized as part of prepaid expense and other assets on the condensed consolidated balance sheets. These costs include legal and accounting fees as well as other costs directly related to the IPO. These deferred costs have subsequently been accounted for as a reduction in the proceeds of the IPO and a reduction in the balance under our term loan entered into in connection with the IPO as capitalized financing costs. Other formation and offering related fees that were not directly related to the IPO were expensed as incurred in the Predecessor’s financial statements. For the three and eight months ended August 31, 2015, $0.3 million and $2.5 million, respectively, has been deferred and capitalized, and $0.2 million and $1.6 million, respectively, has been expensed as part of selling, general and administrative (“SG&A”) expenses.

Note 2. Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their respective fair values due to their short-term maturities. Derivative financial instruments are carried at fair value based on quoted market prices for financial instruments with similar characteristics. The Partnership has interest rate swap agreements that economically hedge the cash flows for the term loan facility, which are not designated as cash flow hedges. Therefore, the changes in fair value are recorded in other expense in the unaudited condensed consolidated statement of operations as these hedges are not accounted for under hedge accounting. In addition, the Predecessor entered into interest rate swap agreements, designated as cash flow hedges, in the fourth quarter of the year ended December 28, 2014 on the outstanding and forecasted future borrowings under the Quinto Credit Facility to reduce the impact of changes in interest rates; unrealized gains and losses of the effective portion of derivative financial instruments are excluded from earnings and reported as a component of accumulated other comprehensive loss in the condensed consolidated balance sheets. The ineffective portion of derivatives financial instruments are included in other expense (income), net in the condensed consolidated statements of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from non-owner sources. The Partnership’s comprehensive income (loss) for each period presented is comprised of (i) its net income (loss); and (ii) changes in unrealized gains or losses for the effective portion of derivatives designated as cash flow hedges.

Equity Method Investments

The Partnership uses the equity method of accounting for equity investments where it has the ability to significantly influence the operations or financial decisions of the investee but does not own a majority interest. It considers the participating and protective rights it has as well as the legal form of the investee when evaluating whether it has the ability to exercise significant influence. Equity method investments are included in “Investment in unconsolidated affiliates” in the accompanying condensed consolidated balance sheets. The Partnership monitors investments in equity affiliates for impairment and records reductions in carrying values if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. Circumstances that indicate an other-than-temporary decline include factors such as decreases in quoted market prices or declines in operations. The evaluation of an investment for potential impairment requires management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. During the three and eight months ended August 31, 2015, no impairment losses were recorded related to the Partnership’s equity method investments.

Cash and Cash Equivalents

The Partnership considers unrestricted cash on hand and demand deposits in banks to be cash and cash equivalents; such balances approximate fair value at August 31, 2015. Highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase are considered cash equivalents.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Accounts Receivable and Financing Receivable

Accounts receivable:    Accounts receivable are reported on the condensed consolidated balance sheets at the outstanding invoiced amount for operating lease customers and test electricity generation customers, respectively, adjusted for any write-offs and estimated allowance for doubtful accounts. The Partnership maintains an allowance for doubtful accounts based on the expected collectability of all accounts receivable, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. Qualified customers under the residential lease program are required to have a minimum “fair” FICO credit score. The Partnership believes that its concentration of credit risk is limited because of its large number of residential customers, high credit quality of the residential customer base with an average FICO credit score of 765 at the time of initial contract, small account balances for most of these residential customers, and customer geographic diversification. As of August 31, 2015 and December 28, 2014, no allowance for doubtful accounts related to operating leases had been recorded.

Financing receivables:    Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidance. Financing receivables are generated by solar energy systems leased to residential customers under sales-type leases. Financing receivables represent gross minimum lease payments to be received from customers and the systems’ estimated residual value, net of executory costs, unearned income and allowance for estimated losses.

The Partnership recognizes an allowance for losses on financing receivables in an amount equal to the probable losses, net of recoveries and bases such reserves on several factors, including consideration of historical credit losses. As of August 31, 2015 and December 28, 2014, $0.3 million and zero, respectively, had been recorded as allowance for losses on financing receivables.

Property and Equipment

Property and equipment, including photovoltaic (“PV”) solar power systems, are stated at cost, less accumulated depreciation. Leased solar energy systems are depreciated to their estimated residual value using the straight-line method over the lease term of 20 years. Any energy generated by PV solar power systems prior to being placed into service or investment tax credit to which a Sponsor is entitled, reduces the carrying value of the asset by the related amount. Depreciation expense for PV solar power systems is computed using the straight-line method over the shorter of the term of the estimated useful life or the lease on the land. The estimated useful life of a system is reassessed whenever applicable facts and circumstances indicate a change in the estimated useful life of such system has occurred. The estimated useful life of all solar energy systems is 30 years and all systems are physically located in the United States. Depreciation expense for the three and eight months ended August 31, 2015 was $1.2 million and $2.4 million, respectively, and was $0.7 million and $1.6 million for the three and nine months ended September 28, 2014, respectively. Repairs and maintenance costs are expensed as incurred.

Construction-in-Progress

Projects comprised of solar energy systems yet to be leased to residential homeowners and project assets that are still under construction are construction-in-progress and are not depreciated until they are placed in service. At August 31, 2015, the Quinto Project, the RPU Project, the UC Davis Project and the Macy’s Project remained under construction.

Long-Lived Assets

The Partnership evaluates its long-lived assets, including property and equipment, construction-in-progress and projects for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review of leased solar energy systems include lease asset depreciation expense greater than associated operating revenue, decrease in the estimated residual value of the leased solar energy system, and inability to collect lease payments due from lessees whether through aging receivables, lease contract amendments or terminations. The impairment evaluation of leased solar energy systems includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets over the remaining estimated useful lives, the Partnership records an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analyses.

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

Interest Capitalization

Interest incurred on funds borrowed to finance construction of projects is capitalized to construction-in-progress until the system is ready for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Partnership capitalizes interest on amounts expended on the project at the Partnership’s weighted average cost of borrowed money. The amount of interest capitalized during the three and eight months ended August 31, 2015 was $2.1 million and $3.8 million, respectively, and during the three and nine months ended September 28, 2014 was $0.1 million and $1.2 million, respectively.

Asset Retirement Obligations

In some cases the Partnership operates certain projects under power purchase and other agreements that include a requirement for the removal of the solar energy systems at the end of the term of the agreement. The Partnership accounts for such legal obligations or asset retirement obligations (“AROs”) in accordance with U.S. GAAP, which requires that a liability for the fair value of an ARO be recognized in the period in which it is incurred if it can be reasonably estimated with the offsetting, associated asset retirement cost capitalized as part of the carrying amount of the property, plant and equipment. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset’s estimated useful life. The Partnership has accrued AROs of $8.5 million as of August 31, 2015. The Predecessor had not accrued any AROs as of December 28, 2014 since it had not significantly commenced construction on any of the projects on the sites.

Contingencies

The Partnership is involved in conditions, situations or circumstances in the ordinary course of business with possible loss contingencies, such as system output performance warranty and residential lease system repairs, that will ultimately be resolved when one or more future events occur or fail to occur. In certain circumstances, the Partnership has hired service providers to mitigate the potential risk of loss. For example, the Partnership provides system output performance warranties under residential lease agreements with homeowners. The operations and maintenance (“O&M”) provider, currently a subsidiary of SunPower, also provides system output performance warranties to the Partnership equivalent to those offered by the Partnership to homeowners.  As a result, the Partnership records liabilities in connection with these items offset by a corresponding amount in other assets as due from the O&M provider on its consolidated financial statements. As of August 31, 2015, the Partnership recorded $1.4 million in other current liabilities related to system output performance warranties and system repairs and a corresponding amount due from SunPower in other current assets.

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

Product Warranties

The Sponsors as the manufacturers generally warrant the performance of the solar panels that they manufacture at certain levels of power output for 25 years. In addition, long-term warranties from the original equipment manufacturers of certain system components, such as inverters, are passed through to customers. Warranties of 25 years from solar panel suppliers are standard in the solar industry, while inverters typically carry warranty periods ranging from five to 10 years. In addition, the Sponsors as providers of engineering, procurement and construction (“EPC”) services generally warrant the workmanship on installed systems for periods ranging up to 10 years, and the Sponsors as providers of O&M services pursuant to the O&M agreements also provide system output performance warranties or availability guarantees. The Predecessor recorded product warranty reserve in connection with the sales-type leases based on its best estimate of such costs and recognized it as a cost of operations. Since the Partnership receives product warranties from its original equipment manufacturers, it no longer records product warranties on its unaudited condensed consolidated financial statements as of August 31, 2015.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Segment Information

The Partnership manages its Initial Portfolio as one segment that operates a portfolio of solar energy generation systems. It operates as a single reportable segment based on the “management” approach.

All operating revenues for the three and eight months ended August 31, 2015 and the three and nine months ended September 28, 2014 were from customers located in the United States. Operating revenues from a customer accounted for 32% and 15% of total operating revenues for the three months and eight months ended August 31, 2015, respectively.

Revenue Recognition

Power Purchase Agreements:    Revenue is generated from the sale of energy to various non-affiliated parties under long-term PPAs. Amounts are recognized as revenue based on rates stipulated in the respective PPAs when energy and any related renewable energy attributes are delivered.

Sales-type leases:    Certain residential leased solar energy systems are classified as sales-type leases because the net present value (“NPV”) of the minimum lease payments per the contract, excluding the portion of payments representing executory costs, equals or exceeds 90% of the excess of the fair value of the leased property to the lessor at lease inception. For such solar energy systems, the NPV of the minimum lease payments, net of executory costs, is recognized as revenue when the lease is placed in service. This NPV includes fixed and determinable state or local rebates defined in the minimum lease payments under the lease but excludes performance-based incentives (“PBI Rebates”) because these rebates are not fixed and determinable as they relate to the generation of electricity from the leased solar energy system, and therefore, represent contingent revenue recognized upon cash receipt. This NPV, as well as that of the residual value of the lease at termination, are recorded as financing receivables in the condensed consolidated balance sheets. The difference between the initial net amounts and the gross amounts is amortized to revenue over the lease term using the effective interest method. Revenue representing executory costs to operate and maintain the leased solar energy system is recognized on a straight-line basis over the 20-year lease term. The residual values of solar energy systems are determined at the inception of the lease applying an estimated system fair value at the end of the lease term. As all the leases owned by the Predecessor have been placed into service, all revenue related to the NPV of the minimum lease payments has been recognized as of December 28, 2014. Accordingly, other than interest revenue, there was no sales-type lease revenue recognized on the unaudited condensed consolidated financial statements for the three and eight months ended August 31, 2015.

Operating leases:    For those residential systems classified as operating leases, revenue associated with renting the solar energy system and executory costs is recognized on a straight-line basis over the 20-year lease term. State or local rebates defined in the minimum lease payments under the lease that are deemed fixed and determinable are recorded as deferred revenue in the condensed consolidated balance sheets when the lease is placed in service and amortized to revenue on a straight-line basis over the 20-year lease term. PBI Rebates representing contingent revenue are recognized upon cash receipt. In addition, the Partnership also recognizes lease revenue for the Maryland Solar Project, which is subject to a solar lease agreement that expires on December 31, 2019, with an affiliate of First Solar as the lessee. Revenue generated primarily from various non-affiliated parties under long-term PPA contracts are accounted for as operating leases.

Operating revenues to date are comprised of revenues generated from solar energy systems leased to residential customers and lease revenue from the Maryland Solar Project. The Partnership is the lessor while the residential customers and an affiliate of First Solar are the lessees.

Noncontrolling Interests

Noncontrolling interests represent the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to the Partnership. The largest portion of noncontrolling interest in the Partnership relates to the Sponsor’s ownership in OpCo.  In addition, the Partnership has entered into certain tax equity transactions with third-party investors under which the investors are determined to hold noncontrolling interests in entities fully consolidated by OpCo. The net assets of the shared entities are attributed to the controlling and noncontrolling interests based on the terms of the governing contractual arrangements. Therefore, for the tax equity transactions, the Partnership further determined the hypothetical liquidation at book value method (the “HLBV Method”) to be the appropriate method for attributing net assets to the controlling and noncontrolling interests as this method most closely mirrors the economics of the governing contractual arrangements. Under the HLBV Method, the Partnership allocates recorded income (loss) to each investor based on the change, during the reporting period, of the amount of net assets each investor is entitled to under the governing contractual arrangements in a liquidation scenario. The Partnership accounts for the portion of net

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

assets using the HLBV Method in the consolidated entities attributable to the investors as “Redeemable noncontrolling interests” and “Noncontrolling interests” in its unaudited condensed consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified as “Redeemable noncontrolling interests in subsidiaries” between liabilities and equity on the condensed consolidated balance sheets.

Cost of Operations

Cost of operations includes O&M costs related to the operating projects as well as cost recognized on sales-type leases and is recognized when the leased solar energy system is placed in service or sold. Cost recognized on sales-type leases includes initial direct costs to complete a leased solar energy system, such as costs for constructing a solar energy system inclusive of dealer payments, freight charges and direct lease costs.

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

Share-Based Compensation Expense

The Partnership measures compensation expense for all share-based payment awards based on estimated grant-date fair values of Class A shares, and accounts for share-based compensation expense by amortizing the fair value on a straight-line basis over the requisite vesting period, less estimated forfeitures. Share-based compensation expenses for the three and eight months ended August 31, 2015 were $0.1 million and were included in SG&A expense.

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

In February 2015, the FASB issued a new standard which modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The new consolidation guidance is effective for the

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Partnership in the first quarter of 2016 and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Partnership is evaluating the available methods and the potential impact of this standard on its unaudited condensed consolidated financial statements and disclosure.

In May 2014, the FASB issued a new revenue recognition standard based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB deferred the effective date of this standard for all entities by one year. The new revenue recognition standard becomes effective for the Partnership in the first quarter of fiscal 2019, and is to be applied retrospectively using one of two prescribed methods. The Partnership is evaluating the application method and impact on its unaudited condensed consolidated financial statements and disclosures.

Note 3. Business Combinations

Acquisition accounting is dependent upon certain valuations and other studies that must be completed as of the acquisition date. The judgments made in the context of the purchase price allocation can materially impact the Partnership’s future results of operations. For the acquisitions completed during the eight months ended August 31, 2015, the Partnership obtained valuations from a third-party valuation specialist. The valuations calculated from these estimates were based on information available at the acquisition date. Therefore, the Partnership’s purchase price allocations are final and not subject to revision.

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

	Eight Months Ended	Nine Months Ended
	August 31,	September 28,
(in thousands)	2015	2014
Operating revenues	$9,441	$8,742
Net income (loss)	(11,090)	2,338
Net income attributable to 8point3 Energy Partners LP Class A shares	1,849	—
Net income per Class A share - Basic and Diluted	$0.09	$—

Note 4. Investment in Unconsolidated Affiliates

The Partnership obtained the fair values of its investments in unconsolidated affiliates based on an external valuation report as of the date of the IPO.

The Partnership’s investments in its unconsolidated affiliates as of August 31, 2015 are as follows:

August 31,
Projects	2015
(in thousands)
Investments in unconsolidated affiliates as of IPO	$354,453
Equity in earnings in unconsolidated affiliates during the eight months ended August 31, 2015	6,115
Distributions from unconsolidated affiliates	(4,672)
Investments in unconsolidated affiliates as of August 31, 2015	$355,896

The following table presents summarized financial information for SG2 Holdings, LLC (“SG2 Holdings”) and NS Solar Holdings, LLC (“North Star Holdings”), significant investees, as derived from the respective unaudited condensed consolidated financial statements of SG2 Holdings and NS Holdings for the three and eight months ended August 31, 2015:

	Three Months Ended	Eight Months Ended
	August 31,	August 31,
(in thousands)	2015	2015
Summary statement of operations information:
Revenue	$20,814	$36,986
Operating expenses	10,437	23,225
Net income	10,440	13,754

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Note 5. Balance Sheet Components

Financing Receivables

The Partnership’s net investment in sales-type leases presented in “Accounts receivable and short-term financing receivables, net” and “Long-term financing receivables, net” on the condensed consolidated balance sheets is as follows:

	As of
	August 31,	December 28,
(in thousands)	2015	2014
Minimum lease payment receivable, net (1)	$107,937	$112,087
Unguaranteed residual value	12,974	13,068
Less: unearned income	(34,464)	(36,742)
Net financing receivables	$86,447	$88,413
Short-term financing receivables, net (2)	$2,350	$2,778
Long-term financing receivables, net	$84,097	$85,635

(1)	Allowance for losses on financing receivables was $0.3 million and zero as of August 31, 2015 and December 28, 2014, respectively.
(2)

Accounts receivable and short-term financing receivables, net on the condensed consolidated balance sheets includes accounts receivable from operating leases of $0.4 million and $0.1 million and accounts receivable from test electricity generation customers of $1.2 million and zero as of August 31, 2015 and December 28, 2014, respectively.

	As of
	August 31,	December 28,
(in thousands)	2015	2014
Cash grants and rebates receivable
Cash grants and rebates receivable (1)	$—	$1,216
Prepaid expense and other current assets
Reimbursable network upgrade costs (2)	$5,783	$—
Other current assets (3)	2,080	—
Total	$7,863	$—
Property and equipment, net
Solar energy systems utility	$56,497	—
Leased solar energy systems	81,206	80,678
Construction-in-progress
Project assets (2)	348,493	84,436
	$486,196	$165,114
Less: accumulated depreciation (4)	(10,133)	(6,906)
Total	$476,063	$158,208

Other long-term assets
Reimbursable network upgrade costs (2)	$23,134	$—

(1)

The federal Section 1603 cash grant program, from which the Partnership’s Predecessor had benefitted, expired on December 28, 2014 and the Partnership no longer benefits from cash grants nor rebate revenue. The Partnership’s Predecessor did not recognize any cash grants in the three and eight months ended August 31, 2015, as all cash grants have been awarded, collected and recognized as of December 28, 2014. Previously, the Partnership’s Predecessor recognized zero and $11.9 million of cash grants in the three and nine months ended September 28, 2014, respectively, of which zero and $6.2 million reduced the carrying amount of the operating lease assets and zero and $5.7 million reduced sales-type lease cost of operations.

(2)

Throughout fiscal years 2013 and 2014, in relation to the construction of the Quinto Project, the Predecessor incurred construction costs related to the network upgrade of a transmission grid belonging to a utility company. These costs are reimbursable by the utility over five years when the project reaches commercial operation. In the early stages of construction, the Predecessor classified these costs as construction-in progress – project assets in the Property and equipment, net line item of

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

the unaudited condensed consolidated financial statements. As the Quinto Project is expected to achieve COD in October 2015, the Partnership reclassified such cost as other assets, current and long term, on the consolidated financial statements.

(3)

Other current assets included $1.4 million due from SunPower related to system output performance warranties and system repairs in connection with $0.3 million of system output performance warranty accrual and $1.1 million of system repairs accrual recorded in the “Accounts payable and other current liabilities” line item on the unaudited condensed consolidated balance sheets as of August 31, 2015.

(4)

Depreciation expense in the three and eight months ended August 31, 2015 was $1.2 million and $2.4 million, respectively, and in the three and nine months ended September 28, 2014 was $0.7 million and $1.6 million, respectively.

	As of
	August 31,	December 28,
(in thousands)	2015	2014
Accounts payable and other current liabilities
Residential lease financing fee payable to third-party investors	$—	$1,865
Accrued project costs	—	8,775
Accrued accounts payable	355	—
System output performance warranty	275	525
Residential lease system repairs accrual	1,094	660
Interest payable	123	366
Derivative financial instruments	770	—
Income taxes payable	—	23
Other short-term liabilities	69	—
	$2,686	$12,214
Other long-term liabilities
Derivative financial instruments	$—	$3,156
Asset retirement obligations	8,450	—
Deferred tax liabilities	695	—
Warranty reserves	—	818
	$9,145	$3,974

Note 6. Commitments and Contingencies

Land Use Commitments

The Partnership is a party to various agreements that provide for payments to landowners for the right to use the land upon which projects under PPAs are located. Total lease and easement expense was $0.1 million and $1.1 million in the three and eight months ended August 31, 2015, respectively, and $0.5 million and $1.0 million in the three and nine months ended September 28, 2014, respectively, and is classified as SG&A expenses when the projects are in the construction phase and as costs of operations when the projects have commenced operations in the Partnership’s accompanying condensed consolidated statements of operations.

The total minimum lease and easement commitments at August 31, 2015 under these land use agreements are as follows:

(in thousands)	2015 (remaining three months)	2016	2017	2018	2019	Thereafter	Total
Land use payments	$—	$1,096	$1,131	$1,167	$1,524	$46,379	$51,297

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Product Warranties

The following table summarizes accrued warranty activity for the three and eight months ended August 31, 2015 and the three and nine months ended September 28, 2014:

	Three Months Ended		Eight Months Ended	Nine Months Ended
	August 31,	September 28,	August 31,	September 28,
(in thousands)	2015	2014	2015	2014
Balance at the beginning of the period	$817	$817	$818	$817
Settlements and adjustments during the period	(817)	—	(818)	—
Balance at the end of the period	$—	$817	$—	$817

The product warranties included in the Predecessor’s combined balance sheets represent the estimate of the expected costs that could result from these warranties provided in connection with the sales-type leases.  Due to the pass-through nature of the warranty from SunPower as the original equipment manufacturer, warranty reserves on sale-type leases that had been allocated to the Predecessor on a carve-out basis are no longer reflected on the Partnership’s financial statements as they are an obligation of SunPower.

Solar Energy System Performance Warranty

Lease agreements require the Partnership to undertake a system output performance warranty. The Partnership has recorded in “Accounts payable and other current liabilities” amounts related to these system output performance warranties totaling $0.3 million and $0.5 million as of August 31, 2015 and December 28, 2014, respectively. The Partnership has also recorded in “Other current assets” amounts of $0.3 million and zero as of August 31, 2015 and December 28, 2014, respectively, relating to anticipated performance warranty reimbursements from the O&M provider.

The following table summarizes accrued solar energy systems warranty activity for the three and eight months ended August 31, 2015 and three and nine months ended September 28, 2014:

	Three Months Ended		Eight Months Ended	Nine Months Ended
	August 31,	September 28,	August 31,	September 28,
(in thousands)	2015	2014	2015	2014
Balance at the beginning of the period	$420	$39	$525	$—
Settlements and adjustments during the period	(145)	(10)	(250)	29
Balance at the end of the period	$275	$29	$275	$29

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

The following table summarizes ARO activity for the three and eight months ended August 31, 2015 and the three and nine months ended September 28, 2014, respectively:

	Three Months Ended		Eight Months Ended	Nine Months Ended
	August 31,	September 28,	August 31,	September 28,
(in thousands)	2015	2014	2015	2014
Balance at the beginning of the period	$3,868	$—	$—	$—
ARO assumed in acquisition	2,130	—	2,130	—
Liabilities incurred during period	2,452	—	6,320	—
Balance at the end of the period	$8,450	$—	$8,450	$—

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

Although the Partnership may, from time to time, be involved in litigation and claims arising out of its operations in the ordinary course of business, the Partnership is not a party to any litigation or governmental or other proceeding that the Partnership believes will have a material adverse impact on its financial position, results of operations, or liquidity.

Environmental Contingencies

The Partnership reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. During the three and eight months ended August 31, 2015 and the three and nine months ended September 28, 2014, there were no known environmental contingencies that required the Partnership to recognize a liability.

Note 7. Lease Agreements and Power Purchase Agreements

Lease Agreements

As of August 31, 2015, the Partnership’s unaudited condensed consolidated financial statements include approximately 5,900 residential lease agreements which have original terms of 20 years and are classified as either operating or sales-type leases. In addition, the lease agreement for the Maryland Solar Project has a lease term that will expire on December 31, 2019, and the lessee, who is an affiliate of First Solar, is obligated to pay a fixed amount of rent that is set based on the expected operations of the plant.

The following table presents the Partnership’s minimum future rental receipts on operating leases (including the lease agreement for the Maryland Solar Project and the residential lease portfolio) placed in service as of August 31, 2015:

(in thousands)	2015 (remaining three months)	2016	2017	2018	2019	Thereafter	Total
Minimum future rentals on residential operating leases placed in service (1)	$921	$3,690	$3,709	$3,729	$3,750	$50,188	$65,987
Maryland Solar lease	804	5,289	5,231	5,173	4,912	—	21,409
Total operating leases	$1,725	$8,979	$8,940	$8,902	$8,662	$50,188	$87,396

(1)

Minimum future rentals on operating leases placed in service do not include contingent rentals that may be received from customers under agreements that include performance-based incentives and executory costs.

As of August 31, 2015, future maturities of net financing receivables for sales-type leases are as follows:

(in thousands)	2015 (remaining three months)	2016	2017	2018	2019	Thereafter	Total
Scheduled maturities of minimum lease payments receivable (1)	$1,378	$5,559	$5,642	$5,729	$5,817	$83,812	$107,937

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

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Note 8. Debt and Financing Obligations

Term Loan and Revolving Credit Facility

On June 5, 2015, OpCo entered into a $525.0 million credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility and a $200.0 million revolving credit facility. OpCo borrowed $300.0 million under the term loan facility on June 5, 2015, which indebtedness will mature on the fifth anniversary of its issuance, at which point all amounts outstanding under the term loan facility will become due and payable. There will be no principal amortization over the term of the facility. The discount and incremental debt issuance costs associated with the new borrowing were $3.1 million, which included $1.7 million of debt issuance costs paid with a portion of the proceeds and $1.4 million related to a reclassification of capitalized issuance costs on the Predecessor’s historical financial statements, and were reported as a direct deduction from the face amount of the note. The Partnership used the net proceeds of the term loan facility to pay distributions of $129.4 million to First Solar and $168.9 million to SunPower.

As of August 31, 2015, the full amount of the $300.0 million term loan facility and approximately $9.4 million of letters of credit under the revolving credit facility are outstanding. The remaining portion of the revolving credit facility and the delayed draw term loan facility are undrawn.

OpCo’s new credit facility is collateralized by a pledge of the equity of OpCo and certain of its domestic subsidiaries. The Partnership and each of OpCo’s domestic subsidiaries, other than certain non-guarantor subsidiaries, have guaranteed the obligations of OpCo under the credit facility.

Loans outstanding under the credit facility will bear interest at either (i) a base rate, which is the highest of (x) the federal funds rate plus 0.50%, (y) the administrative agent’s prime rate and (z) one-month LIBOR, in each case, plus an applicable margin; or (ii) one-, two-, three- or six-month LIBOR plus an applicable margin. The unused portion of the revolving credit facility and delayed draw term loan facility is subject to a commitment fee of 0.30% per annum. OpCo may prepay the borrowings under the term loan facility and the delayed draw term loan facility at any time. Subject to certain conditions, the credit facility includes conditional borrowing capacity for incremental commitments to increase the term loan facility and the revolving credit facility up to $775.0 million in the aggregate, with any increase in the revolving credit facility not to exceed $100.0 million. The term loan bears an interest rate of approximately 2.33% per annum as of August 31, 2015. OpCo has entered into interest rate swap agreements to hedge the interest rate on the borrowings under the term loan facility. See Note 9 for more details.

This credit facility contains covenants, including among others, requiring the Partnership to maintain the following financial ratios beginning in the fiscal quarter ending August 31, 2015: (i) a debt to cash flow ratio of not more than (a) 7.00 to 1.00 for the fiscal quarters ending August 31, 2015 through May 31, 2016, (b) 5.50 to 1.00 for the fiscal quarters ending August 31, 2016 through May 31, 2017, and (c) 5.00 to 1.00 for each fiscal quarter ending thereafter; and (ii) a debt service coverage ratio of not less than 1.75 to 1.00. In addition, an event of default occurs under the credit facility upon a change of control. The credit facility defines a change of control as occurring when, among other things, (i) the Sponsors (or either of them) cease to direct the management, directly or indirectly, of the Partnership or OpCo, or (ii) the Sponsors collectively cease to own 35% of the economic interest in OpCo. In addition, this credit facility contains customary non-financial covenants and certain restrictions that will limit the Partnership’s, OpCo’s and certain of the Partnership’s and its domestic subsidiaries’ ability to, among other things, incur or guarantee additional debt and to make distributions on or redeem or repurchase OpCo common units. As of August 31, 2015, the Partnership was in compliance with the debt covenants.

The following table summarizes the Partnership’s long-term debt:

	August 31, 2015		December 28, 2014
(in thousands)	Amount	Interest Rate	Amount	Interest Rate
Term Loan due June 2020	$300,000	2.33%	$—	—
less: debt issuance costs	(2,948)	N/A	—	N/A
Total	$297,052		$—

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

As of December 28, 2014, the Predecessor had outstanding borrowings of $61.5 million, and outstanding letters of credit of $3.2 million. The fee paid under the Quinto Credit Facility for the letters of credit was immaterial during the three and eight months ended August 31, 2015 and the three and nine months ended September 28, 2014, respectively, and was recognized as interest expense in the condensed consolidated statement of operations.

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

On January 30, 2015, the Predecessor entered into an agreement with the third-party investor for one of the residential lease financing arrangements that terminated such financing arrangement. In conjunction with the termination of the arrangement, the Predecessor paid $10.8 million to terminate the $10.1 million outstanding financing obligation.

On January 23, 2015, the Predecessor entered into an agreement with the third-party investor for the other residential lease financing arrangement that allowed the Predecessor to repay the outstanding financing obligation and terminate the associated agreements on or before September 30, 2015. This repayment was exercised on May 4, 2015. The Predecessor paid $29.0 million to terminate the $21.1 million outstanding financing obligation and $1.9 million accrued financing fee.

August 2011 Letter of Credit Facility with Deutsche Bank

In August 2011, the Predecessor’s parent, SunPower, entered into a letter of credit facility agreement for the Quinto Project with Deutsche Bank, as administrative agent, and certain financial institutions. Payment of obligations under the letter of credit facility is guaranteed by the majority shareholder of SunPower, Total S.A. The letter of credit facility provides for the issuance, upon request by SunPower, of letters of credit by the issuing banks thereunder in order to support certain obligations of SunPower, in an aggregate amount not to exceed $878.0 million for the period from January 1, 2014 through December 31, 2014. As of August 31, 2015 and December 28, 2014, letters of credit issued and outstanding under the August 2011 letter of credit facility with Deutsche Bank totaled $30.5 million and $38.3 million, respectively. The associated fees incurred for the letters of credit to Deutsche Bank were $0.1 million and $0.4 million, respectively, during the three and eight months ended August 31, 2015 and $0.2 million and $0.4 million, respectively, during the three and nine months ended September 28, 2014 and were recognized as interest expense in the condensed consolidated statements of operations. Pursuant to the Omnibus Agreement, SunPower as the Sponsor who contributed the Quinto Project will continue to maintain the letters of credit for the Quinto Project under this credit facility and will bear the associated fees until the Project achieves COD.

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

The first two levels in the hierarchy are considered observable inputs and the last is considered unobservable.  The Partnership’s cash and cash equivalents, which were held in operating bank accounts, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Partnership’s assets and liabilities measured at estimated fair value on a recurring basis, categorized in accordance with the fair value hierarchy:

	August 31, 2015			December 28, 2014
	FAIR VALUE MEASUREMENTS			FAIR VALUE MEASUREMENTS
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Liabilities
Derivative financial instruments	$—	$770	$—	$—	$3,156	$3,156
Total liabilities	$—	$770	$—	$—	$3,156	$3,156

On July 17, 2015, OpCo entered into interest swap agreements intended to hedge the interest rate risk on the outstanding and forecasted future borrowings under the term loan with an aggregate notional value of $240.0 million. Under the interest rate swap agreements, OpCo will pay a fixed swap rate of interest of 1.55% and the counterparties to the agreements will pay a floating interest rate based on three-month LIBOR at quarterly intervals through the maturity date of August 31, 2018. OpCo also has the right to cancel the interest rate swap agreements on August 31, 2016 and any quarterly fixed payment date thereafter with a minimum of five business days’ notification. As of August 31, 2015, these interest rate swap agreements had not been designated as cash flow hedges. The fair value of these interest rate swap agreements have been presented in other current liabilities on the unaudited condensed consolidated balance sheet since OpCo has the right to cancel the swap agreements within one year of the balance sheet date. During both the three and eight months ended August 31, 2015, the Partnership recorded a change in fair value of $0.8 million within other expense.  The primary inputs into the valuation of interest rate swaps are interest yield curves, interest rate volatility, and credit spreads. The Partnership's interest rate swaps are classified within Level 2 of the fair value hierarchy, since all significant inputs are corroborated by market observable data. There were no transfers in or out of Level 1, Level 2 and Level 3 during the period.

The Predecessor entered into interest rate swap agreements, designated as cash flow hedges, in the fourth quarter of the year ended December 28, 2014 on the outstanding and forecasted future borrowings under the Quinto Credit Facility to reduce the impact of changes in interest rates. As of August 31, 2015 and December 28, 2014, the Predecessor had interest rate swap agreements designated as cash flow hedges with an aggregate notional value of zero and $238.0 million, respectively. These swap agreements allowed the Predecessor to effectively convert floating-rate payments into fixed-rate payments periodically over the life of the agreements. These derivatives had a maturity of more than 12 months. The Predecessor assessed the effectiveness of these cash flow hedges at inception and on a quarterly basis. If it was determined that a derivative instrument was not highly effective or the transaction was no longer deemed probable of occurring, the Predecessor discontinued hedge accounting and recognized the ineffective portion in current period earnings. The hedge became ineffective in the three months ended March 28, 2015 and the ineffective portion was recognized in earnings at that time. The interest swap was terminated upon the IPO and the remaining ineffective portion was recognized in earnings during the three months ended August 31, 2015. During the three months ended August 31, 2015, $2.7 million was reclassified into loss on cash flow hedges within other expense, net in the condensed consolidated statement of operations, as the transaction was terminated. During the eight months ended August 31, 2015 and the nine months ended

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

September 28, 2014, $5.4 million and zero, respectively, was reclassified into loss on cash flow hedges within other expense, net in the condensed consolidated statement of operations, as the transaction was terminated.

Other Fair Value Disclosures

As of August 31, 2015, the estimated fair value of the Partnership’s long-term debt approximated its carrying value.

Note 10. Noncontrolling Interests

Noncontrolling interests represent the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to the Partnership. For accounting purposes, the holders of noncontrolling interests of the Partnership include the Sponsors, which are SunPower and First Solar, as described in Note 1, and third-party investors under the tax equity financing facilities.  As of August 31, 2015, First Solar and SunPower had noncontrolling interests of 31.1% and 40.7%, respectively, in OpCo.

In addition, certain subsidiaries of OpCo have entered into tax equity financing facilities with third-party investors under which the parties invest in entities that hold the solar power systems. The Partnership, through OpCo, holds controlling interests in these less-than-wholly-owned entities and has therefore fully consolidated these entities. The Partnership accounts for the portion of net assets using the HLBV Method in the consolidated entities attributable to the investors as "Redeemable noncontrolling interests" and "Noncontrolling interests" in its unaudited condensed consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified as "Redeemable noncontrolling interests in subsidiaries" between liabilities and equity on the condensed consolidated balance sheets. As of August 31, 2015, redeemable noncontrolling interests and noncontrolling interests were $2.1 million and $4.3 million, respectively. During the three and eight months ended August 31, 2015 and during the three and nine months ended September 28, 2014, such subsidiaries of OpCo received $7.0 million and zero, respectively, in contributions from investors under the related facilities and attributed $0.7 million and zero, respectively, in losses to the third-party investors primarily as a result of allocating certain assets, including tax credits, if any, to the investors.

The following table presents the noncontrolling interest balances by entity, reported in shareholders’ equity in the consolidated balance sheets as of August 31, 2015 and December 28, 2014:

	As of
	August 31,	December 28,
(in thousands)	2015	2014
First Solar	$127,018	$—
SunPower	156,726	—
Tax equity investors	4,277	—
Total	$288,021	$—

Note 11. Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) and other comprehensive income (loss) excluding noncontrolling interest, are summarized as follows:

Net Unrealized
	Gain (Losses)	Accumulated
	Cash Flow	Other
	Hedging	Comprehensive
(in thousands)	Instrument	Income (Loss)
Balance at December 28, 2014	$(3,156)	$(3,156)
Other comprehensive income on cash flow hedges	$3,156	$3,156
Balance at August 31, 2015	$—	$—

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Note 12. Shareholders’ Equity

The Partnership’s Class A shares and Class B shares represent limited partner interests in the Partnership. The Partnership’s partnership agreement authorizes the issuance of an unlimited number of Class A shares and Class B shares. The number of Class A shares issued by the Partnership will at all times equal the number of OpCo common units held by the Partnership. The number of Class B shares issued by the Partnership will at all times equal the aggregate number of OpCo common and subordinated units held by persons or entities other than the Partnership. The holders of Class A shares and Class B shares are entitled to exercise the rights or privileges available to limited partners under the partnership agreement, but only holders of Class A shares are entitled to participate in the Partnership’s distributions. The Partnership is required to distribute its available cash (as defined in the Partnership’s partnership agreement) to the holders of Class A shares each quarter.  The Partnership’s Class A shareholders and Class B shareholders have only limited voting rights and at times vote together or as separate classes. These voting rights include, but are not limited to, certain amendments to the Partnership’s partnership agreement, merger or dissolution of the Partnership or the sale of all or substantially all of the Partnership’s assets and removal of the General Partner.  The Partnership’s shareholders are not entitled to elect the General Partner or its directors.  If at any time the General Partner and its affiliates control more than 80% of the aggregate of (i) the number of Class A shares then outstanding and (ii) the number of Class B shares equal to the number of OpCo common units owned by the Sponsors and their affiliates, the General Partner will have the right to acquire all, but not less than all, of the shares of such class then outstanding held by unaffiliated persons as of a record date to be selected by the General Partner, on at least ten but not more than 60 days’ notice. The purchase price in the event of this purchase is the greater of (i) the highest cash price paid by either of the General Partner or any of its affiliates for any share of the class purchased within the 90 days preceding the date on which the General Partner first mails notice of its election to purchase those shares; and (ii) the current market price calculated in accordance with the Partnership’s partnership agreement as of the date three business days before the date the notice is mailed. The Partnership is a party to an Exchange Agreement whereby it has agreed in certain situations to issue Class A shares to the Sponsors in exchange for an equal number of Class B shares and OpCo common units.  Alternatively, each of OpCo and Partnership have the right, with the approval of the conflicts committee, to acquire such Class B shares and OpCo common units for cash.

OpCo’s equity consists of common units and subordinated units and incentive distribution rights (“IDRs”), which represent a variable interest in distributions after certain distribution thresholds are met.  OpCo’s limited liability company agreement authorizes the issuance of an unlimited number of common units and subordinated units.  OpCo is required to distribute its available cash (as defined in OpCo’s limited liability company agreement) to the holders of its common units, subordinated units and IDRs each quarter.  Distributions, other than liquidating distributions, are made to such holders according to a predetermined waterfall.  During the subordination period, OpCo’s common units have a preference on such distributions until each unit has received the minimum quarterly distribution for such quarter and any arrearages on the minimum quarterly distribution for previous quarters and OpCo’s common units and subordinated units have a preference on such distributions until each unit has received 150% of the minimum quarterly distribution for such quarter. Thereafter, the IDRs are entitled to an increasing amount of any excess distributed.  After the subordination period, holders of OpCo units have a preference over the IDRs on such distributions until each unit has received 150% of the minimum quarterly distribution for such quarter. In addition, during the forbearance period, the OpCo common units, subordianted units and IDRs held by the Sponsors are not entitled to any distributions. Liquidating distributions are made according to the balance in each holder’s capital account upon liquidation.  Similar to the voting rights of Class A shareholders and Class B shareholders, OpCo’s common unitholders and subordinated unitholders have only limited voting rights and at times vote together or as separate classes.  These voting rights include, but are not limited to, certain amendments to OpCo’s limited liability company agreement, merger or dissolution of OpCo or the sale of all or substantially all of OpCo’s assets.  Holders of IDRs have no voting rights.

Initial Public Offering

On June 24, 2015, the Partnership completed its IPO by issuing 20,000,000 of its Class A shares representing limited partner interests in the Partnership at a price to the public of $21.00 per share for aggregate gross proceeds of $420.0 million. The underwriting discount of $23.1 million and the structuring fee of $3.2 million paid to the underwriters, for a total of $26.3 million, were deducted from the gross proceeds from the IPO. This amount excludes offering expenses, which were paid by the Sponsors. On June 18, 2015, the Partnership granted the underwriters an option to purchase for 30 days after the date of the Prospectus up to an additional 3,000,000 Class A shares representing limited partner interests in the Partnership at the IPO price less underwriting discount and structuring fee. If the underwriter’s option to purchase additional shares was unexercised in full, OpCo would be required to issue in the aggregate to SunPower and First Solar an amount of common units equal to the amount of Class A shares subject to the underwriter’s option to purchase additional shares that remained unexercised. Additionally, under OpCo’s limited liability company agreement, in the event OpCo issues common units to any person or entity other than the Partnership, the Partnership agreed to issue the same number of Class B shares to such other person or entity. As a result of the expiration of the underwriter’s option to purchase

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

additional shares without the exercise of any portion thereof, the Partnership issued additional Class B shares of 1,300,995 and 1,699,005 to First Solar and SunPower, respectively.  As of August 31, 2015, the Partnership owned a 28.2% limited liability company interest in OpCo as well as a controlling noneconomic managing member interest in OpCo and the Sponsors collectively owned 51,000,000 Class B shares in the Partnership, with SunPower and First Solar having owned 28,883,075 and 22,116,925 Class B shares, respectively, and together, having owned a noncontrolling 71.8% limited liability company interest in OpCo.

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

As of August 31, 2015, the following shares of the Partnership were outstanding:

	Number
Shares	Outstanding	Shareholder
Class A shares	20,002,679	Public
Class B shares	22,116,925	First Solar
Class B shares	28,883,075	SunPower
Total shares outstanding	71,002,679

Note 13. Share-based Compensation

The Partnership adopted the 8point3 General Partner, LLC Long-Term Incentive Plan (the “LTIP”) for employees, directors and consultants of the General Partner or its affiliates who perform services for the Partnership or its affiliates and filed a Form S-8 for its LTIP on July 14, 2015. Awards under the LTIP may consist of unrestricted shares, restricted shares, restricted share units, options, share appreciation rights and distribution equivalent rights. The LTIP limits the number of shares that may be delivered pursuant to awards to 2,000,000 Class A shares and provides that no director may receive awards in any calendar year with a grant date value in excess of $250,000. Shares that are withheld to satisfy exercise price or tax withholding obligations are available for delivery pursuant to other awards.

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

The Partnership measures compensation expense for all share-based payment awards based on estimated grant-date fair values of Class A shares, and accounts for share-based compensation expense by amortizing the fair value on a straight-line basis over the requisite vesting period, less estimated forfeitures. During the three months ended August 31, 2015, the Partnership issued an aggregate of 2,679 Class A shares to the three independent members of the board of directors. These shares were unrestricted and had no vesting period. Share-based compensation expenses for the three and eight months ended August 31, 2015 were $0.1 million and were included in SG&A expense.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Note 14. Net Income Per Share

Basic net income per share is computed by dividing net income from the IPO completion date of June 24, 2015 to the three and eight month periods ended August 31, 2015 attributable to Class A shareholders by the weighted average number of Class A shares outstanding for the applicable periods. Diluted net income per share is computed using basic weighted average Class A shares outstanding plus, if dilutive, any potentially dilutive securities outstanding during the period using the treasury-stock-type method. Pursuant to the Exchange Agreement, among the Partnership, the General Partner, OpCo, a wholly owned subsidiary of SunPower and a wholly owned subsidiary of First Solar, the Sponsors can tender OpCo common units and an equal number of such Sponsor’s Class B shares for redemption, and the Partnership has the right to directly purchase the tendered units for, subject to the approval of its conflicts committee, cash or Class A shares. If Class B shares were converted into Class A shares, the net income attributable to Class A shares would proportionately increase, resulting in no change to net income per share for the period from the IPO closing date to the quarter ended August 31, 2015. In addition, there were no potentially dilutive securities (including any stock options, restricted stock and restricted stock units) for the three and eight months ended August 31, 2015, respectively. Accordingly, basic and diluted net income per share were the same for each of the three and eight months ended August 31, 2015.

	Three Months Ended	Eight Months Ended
	August 31,	August 31,
(in thousands, except per share amounts)	2015	2015
Basic net income per share:
Numerator:
Net income attributable to Class A shareholders	$1,033	$1,033

Denominator:
Basic weighted-average shares	20,002	20,002

Basic net income per share	$0.05	$0.05

Diluted net income per share:
Numerator:
Net income attributable to Class A shareholders	$1,033	$1,033
Add: Additional net income attributable to Class A shares due to increased percentage ownership in OpCo, net of tax, from the conversion of Class B shares	757	757
	$1,790	$1,790

Denominator:
Basic weighted-average shares	20,002	20,002
Effect of dilutive securities:
Class B shares (1)	14,413	14,413
Diluted weighted-average shares	34,415	34,415

Diluted net income per share	$0.05	$0.05

(1)	Up to the amount of OpCo common units held by Sponsors

Note 15. Related Parties

Management Services Agreements

Immediately prior to the completion of the IPO on June 24, 2015, the Partnership, together with the General Partner, OpCo and Holdings, entered into similar but separate Management Services Agreements (the “MSAs”) with affiliates of each of the Sponsors (each, a “Service Provider”). Under the MSAs, the Service Providers will provide or arrange for the provision of certain administrative

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

and management services for the Partnership and certain of its subsidiaries, including managing the Partnership’s day-to-day affairs, in addition to those services that are provided under existing O&M agreements and asset management agreements (“AMAs”) between affiliates of the Sponsors and certain of the subsidiaries of the Partnership. In August 2015, the First Solar MSA and the SunPower MSA were amended to adjust the annual management fee payable to each respective Service Provider. In the case of the First Solar MSA, OpCo will initially pay an annual management fee of $0.6 million to the First Solar Service Provider. In the case of the SunPower MSA, OpCo will initially pay an annual management fee of $1.1 million to the SunPower Service Provider. These payments will be subject to annual adjustments for inflation. Between December 1, 2015 and November 30, 2016, each Service Provider will have a one-time right to increase the management fee by an amount not to exceed 15%.

Costs incurred for these services were $0.3 million for each of the three and eight months ended August 31, 2015.

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

As of August 31, 2015, certain projects contributed by SunPower are construction in progress and expected to achieve COD within the next quarter.  SunPower as the EPC provider is required to complete the projects and pursuant to the Omnibus Agreement as described below, the Sponsor who contributed the projects that did not achieve COD as of the IPO closing will pay all costs, estimated to be approximately $16.5 million remaining, required to complete the projects.

Operations and Maintenance Agreements and Asset Management Agreements

The Project Entities and certain other subsidiaries have entered into O&M agreements and AMAs with affiliates of the Sponsors, as applicable (except where such persons are otherwise subject to O&M agreements or AMAs with unaffiliated third parties). Under the terms of the O&M agreements and the AMAs, such affiliates have agreed to provide a variety of operation, maintenance and asset management services, and certain performance warranties or availability guarantees, to the subsidiaries of the Partnership in exchange for fixed annual fees, which are subject to certain adjustments.

O&M services to the leased solar energy systems, also known as executory costs, were allocated to the Predecessor by SunPower and disclosed as cost of operations-SunPower in the combined carve-out statement of operations of the Predecessor (as presented in the Prospectus). Costs incurred for these services were $0.1 million and $0.2 million for the three months ended August 31, 2015 and September 28, 2014, respectively, and $0.5 million and $0.7 million for the eight and nine months ended August 31, 2015 and September 28, 2014, respectively.

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

In August 2015, the Omnibus Agreement was amended to provide that (i) with respect to each of the North Star Project and the Quinto Project, which were contributed to the Partnership by First Solar and SunPower, respectively, the Sponsors agreed to pay to OpCo the difference, if any, between the amount of network upgrade refunds projected to be received in respect of the sponsor’s

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

project at the time of contribution and the amount of network upgrade refunds projected to be received in respect of such project at the commencement of commercial operation of such project; and (ii) SunPower agreed to indemnify OpCo for certain costs it may incur in connection with the termination of certain tax equity financing arrangements relating to the contributed residential lease portfolios, which occurred before the Partnership’s IPO.

Purchase and Sale Agreements

Prior to the closing of the IPO, each of (i) SSCA XIII Holding Company, LLC, an indirect subsidiary of OpCo and the holder of the Quinto Project Entity (“Quinto Holdings”), (ii) SSCA XXXI Holding Company, LLC, an indirect subsidiary of OpCo and the holder of the RPU Project Entity (“RPU Holdings”), and (iii) SunPower Commercial Holding Company I, LLC, an indirect subsidiary of OpCo and the holder of the UC Davis Project Entity and the Macy’s Project Entities (“C&I Holdings,” and together with Quinto Holdings and RPU Holdings, the “SP Holding Companies”), entered into purchase and sale agreements (collectively, the “PSAs”) with affliates of SunPower in connection with SunPower’s contribution of the SP Holding Companies to OpCo, and also entered into certain tax equity financing arrangements with third party investors to finance the purchases of the SP Holding Companies. Pursuant to the PSAs, the purchase price will be paid in installments. The purchase price payments remaining as of August 31, 2015 will be funded by the tax equity investors’ capital contributions, which will be made when the projects meet certain construction milestones, with final installment payments due upon COD.

During the three months ended August 31, 2015, the SP Holding Companies received as capital contributions from tax equity investors a total amount of $7.0 million, and transferred an equal amount to affiliates of SunPower as delayed purchase price payments. The aggregate remaining purchase price payments are estimated to be approximately $193.0 million as of August 31, 2015 and will be funded by additional capital contributions of the tax equity investors. Such contributions from the tax equity investors will be received by the Partnership and the Partnership will transfer the received funds to affiliates of SunPower for the remaining purchase price payments.

Maryland Solar Lease Arrangement

The Maryland Solar Project Entity has leased the Maryland Solar Project to an affiliate of First Solar. Under the arrangement, First Solar’s affiliate is obligated to pay a fixed amount of rent that is set based on the expected operations of the plant. The lease agreement will expire on December 31, 2019.

Operating Expense Allocations

The Predecessor’s condensed carve-out financial statements include allocations of certain SunPower operating expenses. The allocations include: (i) charges that were incurred by SunPower that were specifically identified as attributable to the Predecessor; and (ii) an allocation of applicable SunPower operating expenses based on the proportional level of effort attributable to the operation of the Predecessor’s portfolio of solar energy systems leased to residential homeowners and projects under construction. These expenses include legal, accounting, tax, treasury, information technology, insurance, employee benefit costs, human resources, procurement and other corporate services and infrastructure costs. The allocation of applicable SunPower operating expenses was principally based on management’s estimate of the proportional level of effort devoted by corporate resources. The amounts allocated to the Predecessor related to SunPower operating expenses were $0.8 million and $4.8 million in the three and eight months ended August 31, 2015 and $0.4 million and $0.8 million in the three and nine months ended September 28, 2014, respectively, and are disclosed as SG&A expenses on the condensed consolidated statement of operations.

SunPower Investment prior to IPO

Certain of the Predecessor’s expenses were paid by SunPower and are reflected as “SunPower Investment prior to IPO” on the condensed consolidated balance sheets.

Note 16. Income Taxes

The provision for income taxes differed from the amount computed by applying the statutory U.S. federal rate of 35% primarily due to the tax impact of equity in earnings, valuation allowances during the Predecessor period, the tax impact of noncontrolling interest, a permanent difference between the amount recognized as deductible for GAAP and tax purposes related to board of director stock compensation, and state tax rates (net of federal benefit) in various jurisdictions, most significantly California. All tax expense

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

after the IPO closing date is deferred tax expense and the Partnership has not paid any cash taxes in the period after the IPO closing date covered by these unaudited condensed consolidated financial statements.

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

The Partnership accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Note 17. Segment Information

The Partnership manages its Initial Portfolio as one segment that operates a portfolio of solar energy generation systems. It operates as a single reportable segment based on the “management” approach.

All operating revenues for the three and eight months ended August 31, 2015 and the three and nine months ended September 28, 2014 were from customers located in the United States. Operating revenues from a customer accounted for 32% and 15% of total operating revenues for the three and eight months ended August 31, 2015, respectively. Long-lived assets consisting of property and equipment, net, were located in the United States.

Note 18. Subsequent Events

The Partnership declared a third quarter distribution for its Class A shares of $0.157 per share, the prorated minimum quarterly distribution for the post-IPO period from June 24, 2015 to August 31, 2015 consistent with the Partnership’s fiscal year change and timing of the IPO. The third quarter distribution will be paid on October 15, 2015 to shareholders of record as of October 1, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements for and as of the three and eight months ended August 31, 2015 and the three and nine months ended September 28, 2014, respectively and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Prospectus, which contains SunPower Corporation’s Select Project Entities and Leases (“Predecessor”) audited combined carve-out financial statements and notes thereto for and as of the years ended December 28, 2014 and December 29, 2013, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results shown herein are not necessarily indicative of the results to be expected in any future periods.

As of August 31, 2015, we owned a controlling non-economic managing member interest and a 28.2% limited liability company interest in OpCo and our Sponsors collectively owned a noncontrolling 71.8% limited liability company interest in OpCo. Because we consolidate OpCo, our financial results are shown on a 100% basis and are not adjusted to reflect our Sponsors’ noncontrolling limited liability company interest in OpCo.

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

Initial Public Offering

On June 24, 2015, we completed our IPO by issuing 20,000,000 Class A shares representing limited partner interests in us at a price to the public of $21.00 per share for aggregate gross proceeds of $420.0 million. As of August 31, 2015, we owned a 28.2% limited liability company interest in OpCo as well as a controlling non-economic managing member interest in OpCo and the Sponsors collectively own 51,000,000 Class B shares in the Partnership, with SunPower and First Solar owning 28,883,075 and 22,116,925 Class B shares, respectively, and together owning a noncontrolling 71.8% limited liability company interest in OpCo.

In connection with the IPO, OpCo entered into a $525.0 million senior secured credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility and a $200.0 million revolving credit facility. As of August 31, 2015, the full amount of the term loan facility and approximately $9.4 million of letters of credit under the revolving credit facility were outstanding. The remaining portion of the revolving credit facility and the delayed draw term loan facility are undrawn. Our ability to borrow under the revolving credit facility and the delayed draw term loan facility and our ability to access the debt and equity capital markets should provide us with the financial flexibility to pursue acquisition opportunities. As of August 31, 2015, none of our Project Entities had any indebtedness for borrowed money.

As of August 31, 2015, we owned interests in six utility-scale solar energy projects, four of which are operational and two of which are in late-stage construction. These assets represent 87% of the generating capacity of our Initial Portfolio upon all projects attaining COD. We own interests in a portfolio of C&I and residential distributed generation solar (“DG Solar”) assets, which represent 13% of the generating capacity of our Initial Portfolio. Our Initial Portfolio is located entirely in the United States and consists of utility-scale and C&I assets that sell substantially all of their output under long-term, fixed-price offtake agreements with investment grade offtake counterparties and residential DG Solar assets that are leased under long-term fixed-price offtake agreements with high credit quality residential customers with FICO scores averaging 765 at the time of the initial contract. As of August 31, 2015, the weighted average remaining life of offtake agreements across our Initial Portfolio was 21.8 years.

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

				Remaining
				Term of
	Commercial			Offtake Agreement
Project	Operation Date(1)	MW(ac)(2)	Counterparty	(in years)(3)
Utility
Maryland Solar	February 2014	20	First Energy Solutions	17.6
Solar Gen 2	November 2014	150	San Diego Gas & Electric	24.3
Lost Hills Blackwell	April 2015	32	City of Roseville/Pacific Gas and Electric	28.3(4)
North Star	June 2015	60	Pacific Gas and Electric	19.8
RPU	October 2015	7	City of Riverside	25.0
Quinto	October 2015	108	Southern California Edison	20.0

Commercial & Industrial
UC Davis	September 2015	13	University of California	20.0
Macy's	October 2015	3	Macy's Corporate Services	20.0

Residential Portfolio	June 2014	39	Approx. 5,900 homeowners(5)	17.1(6)
Total		432

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

(3)	Remaining term of offtake agreement is measured from the later of August 31, 2015 or the COD of the applicable project.
(4)	Remaining term comprised of 3.3 years on a PPA with the City of Roseville, California, followed by a 25-year PPA with Pacific Gas and Electric starting in 2019.
(5)

Comprised of the approximately 5,900 solar installations located at homes in Arizona, California, Colorado, Hawaii, Massachusetts, New Jersey, New York, Pennsylvania and Vermont, that is held by SunPower Residential I, LLC and has an aggregate nameplate capacity of 39 MW.

(6)	Remaining term is the weighted average duration of all of the residential leases.

How We Generate Revenues

Our revenues are a function of the volume of electricity generated and sold by our projects and rental payments under lease agreements. The assets in our Initial Portfolio sell substantially all of their output or are leased under long-term, fixed price offtake agreements with investment grade utility-scale and C&I offtakers, as well as high credit quality residential customers with an average FICO score of 765 at the time of initial contract. As of August 31, 2015, the weighted average remaining life of offtake agreements across our Initial Portfolio was 21.8 years, with the offtake agreements of our Utility Project Entities having remaining terms ranging from 17.6 to 28.3 years and our C&I offtake agreements and residential offtake agreements having remaining terms ranging from 17.1 to 20.0 years.

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

How We Evaluate Our Operations

Our management uses a variety of financial metrics to analyze our performance. The key financial metrics we evaluate are Adjusted EBITDA and cash available for distribution.

Adjusted EBITDA.    We define Adjusted EBITDA as net income plus interest expense, net of interest income, income tax (provision) benefit, depreciation, amortization and accretion, including our proportionate share of net interest expense, income taxes and depreciation, amortization and accretion from our unconsolidated affiliates that are accounted for under the equity method, and share-based compensation; and excluding the effect of certain other non-cash or non-recurring items that we do not consider to be indicative of our ongoing operating performance such as, but not limited to, mark to market adjustments to the fair value of derivatives related to our interest rate hedges and transaction costs in our future acquisitions of projects. Adjusted EBITDA is a non-U.S. GAAP financial measure. This measurement is not recognized in accordance with U.S. GAAP and should not be viewed as an alternative to U.S. GAAP measures of performance. The U.S. GAAP measure most directly comparable to Adjusted EBITDA is net income. The presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance because securities analysts and other interested parties use such calculations as a measure of financial performance and borrowers’ ability to service debt. In addition, Adjusted EBITDA is used by our management for internal planning purposes including certain aspects of our consolidated operating budget and capital expenditures. It is also used by investors to assess the ability of our assets to generate sufficient cash flows to make distributions to our Class A shareholders.

However, Adjusted EBITDA has limitations as an analytical tool because it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments, does not reflect changes in, or cash requirements for, working capital, does not reflect significant interest expense or the cash requirements necessary to service interest or principal payments on our outstanding debt or cash distributions on tax equity, does not reflect payments made or future requirements for income taxes, and excludes the effect of certain other cash flow items, all of which could have a material effect on our financial condition and results of operations. Adjusted EBITDA is a non-U.S. GAAP measure and should not be considered an alternative to net income, net cash provided by (used in) operating activities or any other performance or liquidity measure determined in accordance with U.S. GAAP, nor is it indicative of funds available to fund our cash needs. In addition, our calculations of Adjusted EBITDA are not necessarily comparable to EBITDA as calculated by other companies. Investors should not rely on these measures as a substitute for any U.S. GAAP measure, including net income or net cash provided by (used in) operating activities.

Cash Available for Distribution.    Although we have not quantified cash available for distribution on a historical basis, we use cash available for distribution, which we define as Adjusted EBITDA less equity in earnings of unconsolidated affiliates, cash interest paid, cash income taxes paid, maintenance capital expenditures, cash distributions to noncontrolling interests and principal amortization of indebtedness plus cash distributions from unconsolidated affiliates, test electricity generation and cash proceeds from sales-type residential leases. Our cash flow is generated from distributions we receive from OpCo each quarter. OpCo’s cash flow is generated primarily from distributions from the Project Entities. As a result, our ability to make distributions to our Class A shareholders depends primarily on the ability of the Project Entities to make cash distributions to OpCo and the ability of OpCo to make cash distributions to its unitholders.

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

The following table presents a reconciliation of net income to Adjusted EBITDA and Cash Available for Distribution for the three and eight months ended August 31, 2015 and the three and nine months ended September 28, 2014:

	Three Months Ended		Eight Months Ended	Nine Months Ended
	August 31,	September 28,	August 31,	September 28,
(in thousands)	2015	2014	2015	2014
Net income (loss)	$1,287	$(2,842)	$(15,367)	$1,018
Add (Less):
Interest expense, net of interest income	(27)	1,336	423	4,090
Income tax provision (benefit)	701	27	707	(31)
Depreciation, amortization and accretion	1,172	733	2,374	1,638
Share-based compensation	56	—	56	—
Corporate overhead allocation (1)	973	434	6,372	818
Loss on cash flow hedges related to Quinto interest rate swaps	2,673	—	5,448	—
Loss on termination of residential financing obligations	—	—	6,477	—
Unrealized (gain) loss on derivatives (2)	770	—	770	—
Add proportionate share from equity method investments (3)
Interest expense, net of interest income	(21)	—	(21)	—
Depreciation, amortization and accretion	2,160	—	2,160	—
Adjusted EBITDA	$9,744	$(312)	$9,399	$7,533
Less:
Equity in earnings of unconsolidated affiliates, net with (3) above (4)	(8,254)	—	(8,254)	—
Cash interest paid (5)	(1,715)	—	(1,715)	—
Add:
Cash distributions from unconsolidated affiliates (6)	4,672	—	4,672	—
Test electricity generation (7)	1,556	—	1,556	—
Cash proceeds from sales-type residential leases (8)	744	595	1,976	2,084
Estimated cash available for distribution	$6,747	$283	$7,634	$9,617

(1)	Represents the non-cash allocation of the Predecessor’s corporate overhead in selling, general and administrative expenses.
(2)	Represents the changes in fair value of interest rate swaps that were not designated as cash flow hedges.
(3)	Represents our proportionate share of net interest expense, income taxes and depreciation, amortization and accretion from our unconsolidated affiliates that are accounted for under the equity method.
(4)

Equity in earnings of unconsolidated affiliates represents the earnings from the Solar Gen 2 Project, the North Star Project and the Lost Hills Blackwell Project and is included on our unaudited condensed consolidated statements of operations.

(5)

Represents cash interest payments related to our term loan facility post-IPO. The interest payments for the Quinto Credit Facility on the Predecessor’s combined carve-out financial statements were excluded as they were funded by our Sponsor.

(6)

Cash distributions from unconsolidated affiliates represent the cash received by OpCo with respect to its 49% interest in the Solar Gen 2 Project, the North Star Project and the Lost Hills Blackwell Project.

(7)

Test electricity generation represents the sale of electricity that is generated prior to COD by the Quinto Project and the RPU Project. Solar systems may begin generating electricity prior to COD as a result of the installation and interconnection of individual solar modules, which occurs over time during the construction and commission period. The sale of test electricity generation is accounted for as a reduction in the asset carrying value rather than operating revenue prior to COD, even though it generates cash for the related Project Entity.

(8)

Cash proceeds from sales-type residential leases, net, represent gross rental cash receipts for sales-type leases, less interest income that is already reflected in net income (loss), during the period. The corresponding revenue for such leases was recognized in the period in which such lease was placed in service, rather than in the period in which the rental payment was received, due to the characterization of these leases under GAAP.

Items Affecting the Comparability of Our Financial Results

Our future results of operations will not be comparable to our historical results of operations for the reasons described below.

Formation Transactions. At the closing of our IPO, we acquired the First Solar Project Entities, which were not included in the results of the Predecessor. Our unaudited condensed consolidated financial statements include the financial condition and results of operations of the First Solar Project Entities since June 24, 2015, the date we completed our IPO. Results of operations of the Predecessor mainly relate to our Residential Portfolio, which represents less than 10% of the assets in our Initial Portfolio. None of the SunPower Utility and C&I Projects have yet begun operation and the First Solar Projects, which are relatively new, are not included in the Predecessor’s results of operations.

Selling, General and Administrative Expense.    The Predecessor’s historical combined carve-out financial statements (as presented in the Prospectus) included SG&A expenses that have historically included direct charges for certain overhead and shared services expenses allocated by SunPower. Allocations for SG&A services included such items as information technology, legal, human resources and other financial and administrative services. These expenses were charged or allocated to the Predecessor based on management’s estimate of proportional use. Under the Management Services Agreements amended in August 2015, we will initially pay annual fees of $1.7 million to our Sponsors for general and administrative services. These annual management fees will be subject to annual adjustment to reflect the cost to provide SG&A services to us. In addition, our SG&A expenses also include the fees we pay to our Sponsors pursuant to AMAs.

Accounting for Joint Ventures.    The Predecessor’s historical combined carve-out financial statements (as presented in the Prospectus) do not include equity earnings from any minority-owned joint ventures. As of August 31, 2015, OpCo owned a 49% interest in the Solar Gen 2 Project, the North Star Project and the Lost Hills Blackwell Project; however, as these interests were previously owned by First Solar, they are not included in the Predecessor’s combined carve-out financial statements. The results of operations of joint ventures in which OpCo owns a meaningful noncontrolling interest will not be consolidated in our unaudited condensed consolidated financial statements and instead will be represented as earnings from equity investments.

Financing.    The Predecessor’s historical combined carve-out financial statements (as presented in the Prospectus) reflect indebtedness for the Quinto Project, which was paid off in connection with the closing of our IPO, and two residential financing agreements with third party investors, both of which have been terminated. On June 5, 2015, OpCo entered into a $525.0 million senior secured credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility and a $200.0 million revolving credit facility. As of August 31, 2015, the full amount of the term loan facility and approximately $9.4 million of letters of credit under our revolving credit facility were outstanding. The remaining portion of the revolving credit facility and the delayed draw term loan facility are undrawn. We used the proceeds of the term loan facility to pay distributions to our Sponsors.

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

Change in Fiscal Year.    Historically, the Predecessor’s fiscal year was a 52-to-53-week fiscal year that ended on the Sunday closest to December 31. On June 24, 2015, in connection with the closing of our IPO, we amended our Partnership Agreement to include a change in our fiscal year to a fiscal year ending November 30. Our second quarter of fiscal 2015 included the period from March 30, 2015 to June 28, 2015, while our third quarter of fiscal 2015 includes the period from June 1, 2015 to August 31, 2015 consistent with our November 30 fiscal year end. The corresponding third quarter for the prior year includes the Predecessor’s period from June 30, 2014 to September 28, 2014.

These accompanying unaudited condensed consolidated financial statements cover the period from December 29, 2014 through August 31, 2015, representing the first eight months of the Partnership’s recently adopted fiscal year. The prior year’s comparable nine-month period covers the period from December 30, 2013 through September 28, 2014 and is reported on the basis of the previous fiscal year end of the Predecessor. As a result of the change in our fiscal year end, the quarterly periods of our newly adopted fiscal year do not coincide with the historical quarterly periods previously reported by the Predecessor. Financial information for the three and eight months ended August 31, 2014 has not been included in this Form 10-Q for the following reasons: (i) the three and nine months ended September 28, 2014 provide as meaningful a comparison to the three and eight months ended August 31, 2015 as would the three and eight months ended August 31, 2014; (ii) we believe that there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three and eight months ended August 31, 2014 were presented in lieu of results for the three and nine months ended September 28, 2014; and (iii) it was not practicable or cost justified to prepare this information.

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

Government Incentives

Our Sponsors benefit from certain government incentives designed to promote the development and use of solar energy. These incentives include accelerated tax depreciation, Investment Tax Credits (“ITCs”), Renewable Portfolio Standards (“RPS”) programs and net metering policies. These incentives make the development of solar energy projects more competitive by providing tax credits and accelerated depreciation for a portion of the development and construction costs, decreasing the costs associated with developing and building such projects. In addition, these incentives create demand for renewable energy assets through RPS programs and the reduction or removal of these incentives may diminish the market for future solar energy offtake agreements and reduce the ability for solar developers to compete for future solar energy offtake agreements. A loss or reduction in such incentives could decrease the attractiveness of solar energy projects to developers, including our Sponsors, which could reduce our acquisition opportunities. For example, the ITC, a federal income tax credit for 30% of eligible basis, is scheduled to fall to 10% of eligible basis for solar projects that commence commercial operation after December 31, 2016. For more information about the risks associated with these government incentives, please read “Risk Factors—Government regulations providing incentives and subsidies for solar energy could change at any time and such changes may negatively impact our growth strategy” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015 (the “Partnership’s Second Quarter 2015 Form 10-Q”).

The projects in our Initial Portfolio are generally unaffected by the trends discussed above, given that all of the electricity to be generated by our projects will be sold under fixed-price offtake agreements, which, as of August 31, 2015, have a weighted average remaining life of approximately 21.8 years, and the limited impact that expiring U.S. federal incentives will have upon completion of our construction projects in the United States. In addition, our near-term growth strategy is also largely insulated from the trends discussed above. We expect that most of our short-term growth will come from opportunities to acquire the projects included in our ROFO Portfolio, all of which will have executed power sale agreements. The projects in our ROFO Portfolio are also more diverse geographically than the projects in our Initial Portfolio and our Sponsors have already accounted for the impact that expiring U.S. federal incentives will have upon completion of our construction of such projects in the United States.

Critical Accounting Policies & Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in our unaudited condensed consolidated financial statements and related footnotes. In preparing these unaudited condensed consolidated financial statements, we have made our best estimates of certain amounts included in the unaudited condensed consolidated financial statements. Application of accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in

Note 2 of the unaudited condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates since December 28, 2014.

Results of Operations

Three and Eight Months Ended August 31, 2015 Compared to Three and Nine Months Ended September 28, 2014

Revenues

	Three Months Ended			Eight Months Ended	Nine Months Ended
	(unaudited)
	August 31,	September 28,		August 31,	September 28,
(in thousands)	2015	2014	Change	2015	2014	Change
Operating revenues	$3,076	$2,331	$745	$6,629	$6,903	$(274)
Total revenues	$3,076	$2,331	$745	$6,629	$6,903	$(274)

Operating revenues for the three months ended August 31, 2015 were comprised of lease revenues from our solar energy system lease arrangements. Residential systems are leased under lease agreements which are classified for accounting purposes either as sales-type leases or operating leases. As all the leases owned by the Predecessor have been placed into service, all revenue related to the net present value of the minimum lease payments has been recognized as of December 28, 2014. Accordingly, other than interest revenue, we had no sales-type lease revenue on our unaudited condensed consolidated financial statements for the three and eight months ended August 31, 2015.

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

State or local rebates that are fixed and determinable are recognized when the related solar energy system is placed in service. State or local rebates that are not fixed and determinable, since they relate to the generation of electricity from the leased solar energy system, are recognized as revenue upon cash receipt for both sales-type leases and operating leases. All revenues for the period were generated in the United States in the three and eight months ended August 31, 2015 and the three and nine months ended September 28, 2014.

Total revenues increased by $0.7 million, or 32.0%, during the three months ended August 31, 2015 as compared to the three months ended September 28, 2014 mainly due to the addition of a solar energy system contributed by our Sponsor at IPO, which generates quarterly rent revenue. Total revenues decreased by $0.3 million, or 4.0%, during the eight months ended August 31, 2015 as compared to the nine months ended September 28, 2014 due to no sales-type leases being placed in service in the eight months ended August 31, 2015 and a decrease in in upfront rebate revenue on operating leases which did not transition to us post initial public offering, partially offset by the rent revenues from the solar energy system contributed at IPO in 2015.

Operating Costs and Expenses

	Three Months Ended			Eight Months Ended	Nine Months Ended
	(unaudited)
	August 31,	September 28,		August 31,	September 28,
(in thousands)	2015	2014	Change	2015	2014	Change
Cost of operations	$73	$1,842	$(1,769)	$2,389	$(3,411)	$5,800
Cost of operations-SunPower, prior to IPO	59	234	(175)	468	703	(235)
Selling, general and administrative	2,483	1,001	1,482	9,055	2,896	6,159
Depreciation, amortization and accretion	1,172	733	439	2,374	1,638	736
Total operating costs and expenses	$3,787	$3,810	$(23)	$14,286	$1,826	$12,460
Total operating costs and expenses as a percentage of revenues	123.1%	163.4%		215.5%	26.5%

Cost of Operations: Cost of operations primarily includes expenses related to O&M agreements. The Predecessor’s cost of operations includes costs incurred in connection with sales-type leases that are recognized when the leased solar energy system is placed in service, and also costs related to system output performance warranty and residential lease system repairs accrual and reserves for upfront rebate receivables. Costs recognized on sales-type leases include initial direct costs to complete a leased solar energy system, such as costs for constructing a solar energy system inclusive of dealer payments, freight charges and direct lease costs. The Predecessor received federal cash grants under Section 1603 on a portion of our Residential Portfolio, the benefit of which was recorded as a reduction of cost of operations on the combined statements of operations when eligible leased solar energy systems were placed in service and all criteria necessary to be entitled to such grant income were met. We did not recognize any cash grants as a reduction of sales-type lease cost of operations for the three or eight months ended August 31, 2015. For the three and nine months ended September 28, 2014, we recognized zero and $5.7 million, respectively, of cash grants as a reduction of sales-type lease cost of operations.

The decrease of $1.8 million, or 96.0%, for the three months ended August 31, 2015 as compared to the three months ended September 28, 2014 is mainly driven by a $1.1 million change in system output performance warranty and residential lease system repairs accrual, $0.6 million reserve for upfront rebates receivables related to our residential leasing business booked during the three months ended September 28, 2014, and less than $0.1 million in other costs.

The increase of $5.8 million, or 170.0%, for the eight months ended August 31, 2015 as compared to the nine months ended September 28, 2014 is mainly driven by (i) $5.7 million lower cost in 2014 due to the recognition of certain cash grants related to sales-type leases placed in service in prior periods until all criteria necessary to be entitled to such grant income were met during the second quarter of fiscal 2014 and (ii)  a net change of $0.7 million of reserve recorded for the aged rebates receivable during fiscal 2015. These increases were offset by a decrease of $0.5 million of system output performance warranty and residential lease system repairs accrual for the eight months ended August 31, 2015.

Cost of Operations—SunPower, prior to IPO: Cost of operations—SunPower, prior to IPO, represents executory costs that were allocated to the Predecessor by SunPower. Costs incurred for these services were $0.1 million for the three months ended August 31, 2015 and $0.2 million for the three months ended September 28, 2014. Costs incurred for these services were $0.5 million for the eight months ended August 31, 2015 and $0.7 million for the nine months ended September 28, 2014.

Selling, General and Administrative: Selling, general and administrative expense includes (i) post-IPO operating expenses such as audit, legal, insurance, independent board of directors and fees under the AMAs and MSAs with our Sponsors; (ii) charges that were incurred by SunPower that were specifically identified as attributable to the Predecessor; and (iii) an allocation of SunPower operating expenses based on the proportional level of effort attributable to the operation of the Predecessor’s portfolio of solar energy systems leased to residential homeowners and solar energy projects under construction. These expenses include asset management, legal, accounting, tax, treasury, information technology, insurance, employee benefit costs, human resources, procurement, and other corporate services and infrastructure costs.

The increase of $1.5 million, or 148.1%, for the three months ended August 31, 2015 as compared to the three months ended September 28, 2014 was primarily driven by a $1.3 million of post-IPO operating expenses related to audit, legal, insurance, retaining the independent directors of the board of directors, MSA and other fees, $0.3 million higher allocation of SunPower operating expenses based on the proportional level of effort attributable to the Quinto, RPU, UC Davis and Macy’s Projects under construction, of which the Quinto Project was approximately 95.8% complete as of August 31, 2015, an increase in the allocation of $0.2 million of costs incurred by SunPower related to our IPO, and an increase of $0.2 million in bad debt allowance, offset by approximately $0.5 million reduction in land lease costs of the Predecessor related to the Quinto Project and other non-capitalizable project-related expenses incurred during the project development period in the prior year.

The increase of $6.2 million, or 212.7%, for the eight months ended August 31, 2015 as compared to the nine months ended September 28, 2014 was primarily driven by a $3.9 million higher allocation of SunPower operating expenses based on the proportional level of effort attributable to the Quinto, RPU, UC Davis and Macy’s Projects under construction, of which the Quinto Project was approximately 95.8% complete as of August 31, 2015, $1.3 million of post-IPO operating expenses related to audit, legal, insurance, retaining the independent directors the board of directors, MSA and other fees, the allocation of $1.6 million of costs incurred by SunPower related to our IPO, and $0.3 million increase in bad debt expense and other costs related to residential lease customers, offset by approximately $1.0 million reduction in land lease costs of the Predecessor related to the Quinto Project and other non-capitalizable project-related expenses incurred during the project development period in the prior year.

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

The increase of $0.4 million, or 59.9%, for the three months ended August 31, 2015 as compared to the three months ended September 28, 2014 is primarily a result of depreciation related to our Maryland Solar Project.

The increase of $0.7 million, or 44.9%, for the eight months ended August 31, 2015 as compared to the nine months ended September 28, 2014 is primarily a result of $0.4 million depreciation related to our Maryland Solar Project and recognition of certain cash grants for the nine months ended September 28, 2014 related to operating leases placed in service throughout previous years, which reduces the carrying value of the assets and related depreciation expense.

Other Expense

	Three Months Ended			Eight Months Ended	Nine Months Ended
	(unaudited)
	August 31,	September 28,		August 31,	September 28,
(in thousands)	2015	2014	Change	2015	2014	Change
Interest expense	$201	$1,336	$(1,135)	$1,646	$4,090	$(2,444)
Interest income	(228)	—	(228)	(1,223)	—	(1,223)
Other expense (income)	3,443	—	3,443	12,695	—	12,695
Total other expense, net	$3,416	$1,336	$2,080	$13,118	$4,090	$9,028
Total other expense, net as a percentage of revenues	111.1%	57.3%		197.9%	59.2%

Interest expense: Non-cash interest expense relates to two financing arrangements under which leased solar energy systems were financed by two third-party investors. Both financing arrangements were terminated in 2015. Under the terms of these financing arrangements, the investors provided upfront payments to the Predecessor, for which the Predecessor recognized as a financing obligation that was reduced over the specified term of the arrangement as customer receivables and federal cash grants were received by the third-party investors. Non-cash interest expense is recognized on the unaudited condensed consolidated statements of operations using the effective interest rate method calculated at a rate of approximately 14-15%.

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

Interest expense for the three months ended August 31, 2015 included $0.1 million of non-cash interest expense and $0.1 million of cash interest expense compared to total interest expense for the three months ended September 28, 2014 which included $1.2 million of non-cash interest expense and $0.1 million of cash interest expense. Non-cash interest expense decreased $1.1 million, or 91.7% quarter-on-quarter due to the Predecessor terminating the remaining residential lease financing obligation arrangement in May 2015.

Interest expense for the eight months ended August 31, 2015 included $1.3 million of non-cash interest expense and $0.3 million of cash interest expense compared to total interest expense for the nine months ended September 28, 2014 which included $3.7 million of non-cash interest expense and $0.4 million of cash interest expense. Non-cash interest expense decreased $2.4 million, or 64.9% quarter-on-quarter due to the Predecessor terminating one residential lease financing obligation in January 2015 and the remaining obligation in May 2015.

Interest income of $0.2 million for the three and eight months ended August 31, 2015 relates to the accrued interest on reimbursable network upgrade costs related to the Quinto Project. These costs plus accrued interest are reimbursable by the utility company over five years when the project achieves commercial operation.

Other expense for the three and eight months ended August 31, 2015 included a loss on cash flow hedges of $2.7 million and $5.4 million associated with the Predecessor, respectively, a $0.8 million unrealized loss on cash flow hedge associated with our term loan facility, and a loss on termination of the residential lease financial obligation of zero and $6.5 million, respectively.

Loss on cash flow hedges associated with Predecessor: The Predecessor entered into interest rate swap agreements, designated as cash flow hedges, in the fourth quarter of the year ended December 28, 2014 on the outstanding and forecasted future borrowings under the Quinto Credit Facility to reduce the impact of changes in interest rates. The Predecessor assessed the effectiveness of these cash flow hedges at inception and on a quarterly basis. If it was determined that a derivative instrument was not highly effective or the transaction was no longer deemed probable of occurring, the Predecessor discontinued hedge accounting and recognized the ineffective portion in current period earnings. The hedge became ineffective in the quarter ended March 28, 2015, the ineffective portion was recognized in earnings at that time. The interest swap was terminated upon the IPO and the remaining ineffective portion was recognized in earnings during the quarter ended June 28, 2015. During the three months ended August 31, 2015 $2.7 million was reclassified into loss on cash flow hedges within other expense, net in the condensed consolidated statements of operations, as the transaction was terminated. During the eight and nine months ended August 31, 2015 and September 28, 2014, $5.4 million and zero, respectively, was reclassified into loss on cash flow hedges within other expense, net in the condensed consolidated statements of operations, as the transaction was terminated.

Loss on cash flow hedges associated with term loan facility: During the three and eight months ended August 31, 2015, we entered into interest rate swap agreements to economically hedge the cash flows on our term loan facility. The changes in fair value are recorded in other expense in the unaudited condensed consolidated statement of operations as these hedges are not accounted for under hedge accounting. During the three and eight months ended August 31, 2015, we recorded an unrealized loss of $0.8 million for the mark-to-market valuation adjustment of interest rate swap agreements.

Loss on termination of financing obligation: On January 30, 2015, the Predecessor entered into an agreement with one of the residential lease financing third-party investors that terminated the financing obligation arrangement. In conjunction with the termination of the arrangement, the Predecessor paid $10.8 million to terminate the $10.1 million outstanding financing obligation. On May 4, 2015, the Predecessor entered into a termination agreement with the remaining third-party investor, paying $29.0 million to terminate the $21.1 million outstanding financing obligation. During the three months ended August 31, 2015 and September 28, 2014, zero was recognized as a loss on termination within other expense, net in the condensed consolidated statements of operations. During the eight and nine months ended August 31, 2015 and September 28, 2014, $6.5 million and zero, respectively, was recognized as a loss on termination within other expense, net in the condensed consolidated statements of operations.

Income tax (provision) benefit

	Three Months Ended			Eight Months Ended	Nine Months Ended
	(unaudited)
	August 31,	September 28,		August 31,	September 28,
(in thousands)	2015	2014	Change	2015	2014	Change
Income tax (provision) benefit	$(701)	$(27)	$(674)	$(707)	$31	$(738)
Income tax (provision) benefit as a percentage of revenues	(22.8)%	(1.2)%		(10.7)%	0.4%

Income Tax (Provision) Benefit: Our tax rate is primarily affected by the tax impact of equity in earnings, valuation allowances during the Predecessor period, the tax impact of noncontrolling interest, permanent differences related to the book-to-tax difference of the deduction for stock compensation to members of the board of directors due to differences in valuation dates, and state tax rates (net of federal benefit) in various jurisdictions, most significantly California. We included the income tax provision related to our equity in earnings of unconsolidated investees in the income tax (provision) benefit line of the condensed consolidated statements of operations.

Our income tax (provision) benefit following the IPO closing date represents federal and state taxes on net income (exclusive of income tax but after noncontrolling interest). The Predecessor’s income tax (provision) benefit, which was calculated on a separate return basis for the carve-out period, was due to minimum state income taxes. The change in income tax (provision) benefit as a percentage of revenues for the three months ended August 31, 2015 of (22.8)% compared to (1.2)% for the three months ended September 28, 2014 is the result of an increase in equity in earnings of unconsolidated affiliates along with higher losses before income taxes for the three months ended August 31, 2015 of $4.1 million compared to losses before income taxes of $2.8 million for the three months ended September 28, 2014.

Equity in Earnings of Unconsolidated Investees

	Three Months Ended			Eight Months Ended	Nine Months Ended
	(unaudited)
	August 31,	September 28,		August 31,	September 28,
(in thousands)	2015	2014	Change	2015	2014	Change
Equity in earnings of unconsolidated investees	$6,115	$—	$6,115	$6,115	$—	$6,115
Equity in earnings of unconsolidated investees as a percentage of revenues	198.8%	—%		92.2%	—%

Equity in earnings of unconsolidated investees represents our proportionate share of the earnings and losses from SG2 Holdings, North Star Holdings and Lost Hills Blackwell Holdings, LLC (“Lost Hills Blackwell Holdings”). We own a 49% ownership interest in each of SG2 Holdings, North Star Holdings and Lost Hills Blackwell Holdings, and an affiliate of Southern Company, which is not affiliated with us, owns the other 51% ownership interest. The minority membership interests are accounted for as equity method investments. During the three and eight months ended August 31, 2015, we recognized equity in earnings of $6.1 million. We did not have any equity method investments during the three and nine months ended September 28, 2014.

Net income attributable to noncontrolling interests and redeemable noncontrolling interests

	Three Months Ended			Eight Months Ended	Nine Months Ended
	(unaudited)
	August 31,	September 28,		August 31,	September 28,
(in thousands)	2015	2014	Change	2015	2014	Change
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	$3,695	$—	$3,695	$3,695	$—	$3,695
Net income attributable to noncontrolling interests and redeemable noncontrolling interests as a percentage of net revenues	120.1%	—%		55.7%	—%

Net income attributable noncontrolling interests and redeemable noncontrolling interests for the three and eight months ended August 31, 2015 included (i) a net loss of $0.7 million attributable to noncontrolling interests and redeemable noncontrolling interests related to our tax equity financing facilities with third-party investors under which the parties invest in entities that hold the solar power systems and (ii) net income of $4.4 million attributable to our Sponsors as a result of their economic ownership in our OpCo. We apply the hypothetical liquidation value method in allocating recorded net income (loss) to each tax equity investor based on the change during the reporting period of the amount of net assets of the entity to which each tax equity investor would be entitled to under the governing contractual arrangements in a liquidation scenario.

Cash Flows

Eight Months Ended August 31, 2015 Compared to Nine Months Ended September 28, 2014

A summary of the sources and uses of cash and cash equivalents is as follows:

	Eight Months Ended	Nine Months Ended
	(unaudited)
	August 31,	September 28,
(in thousands)	2015	2014	Change
Net cash (used in) provided by operating activities	$(7,294)	$1,685	$(8,979)
Net cash used in investing activities	(220,553)	(30,468)	(190,085)
Net cash provided by financing activities	271,245	28,783	242,462

Operating Activities

Net cash used in operating activities for the eight months ended August 31, 2015 was $7.3 million and was primarily the result of: (i) a net loss of $15.4 million; (ii) a $6.1 million non-cash adjustment for equity in earnings of unconsolidated investees; and (iii) $4.2 million increase in prepaid and other current assets, related to capitalized expenses incurred by the Predecessor for our initial public offering. This was partially offset by: (i) non-cash charges of $16.1 million, including a $3.2 million mark-to-market loss on cash flow hedges, $6.5 million loss upon termination of residential financing arrangement, $2.4 million depreciation of operating lease assets and solar energy systems utility, $1.3 million reserve for rebates receivable, $1.2 million interest expense for the financing arrangement of residential leased solar energy systems prior to termination, $0.7 million charge for deferred income taxes, and $0.8 million unrealized loss on interest rate swaps; (ii) $1.6 million increase in accounts payable and other accrued liabilities; (iii) $0.4 million increase in deferred revenue on operating leases; and (iv) $0.2 million decrease in solar power systems to be leased.

Net cash provided by operating activities for the nine months ended September 28, 2014 was $1.7 million and was primarily the result of: (i) net income of $1.0 million; (ii) non-cash charges of $5.3 million, including $1.6 million depreciation of operating lease assets and $3.7 million loss upon termination of residential financing arrangement; (iii) $2.8 million decrease in cash grants and rebates receivable; and (iv) $0.4 million decrease in solar power systems to be leased. This was partially offset by: (i) $2.9 million increase in accounts receivable and financing receivable for rent due on sales-type and operating leases; (ii) $4.1 million decrease in accounts payable and other accrued liabilities related to recognition of deferred cash grant awards; (iii) $0.3 million increase in prepaid expense and other current assets related to prepaid land lease on the Quinto Project; and (iv) $0.6 million decrease in deferred rent revenue for operating leases.

Investing Activities

Net cash used in investing activities for the eight months ended August 31, 2015 was $220.6 million and was primarily the result of $225.2 million related to costs incurred by the Predecessor associated with solar energy projects under construction. These costs were partially offset by $4.7 million of cash distributions from unconsolidated investees.

Net cash used in investing activities for the nine months ended September 28, 2014 was $30.5 million and was the result of $33.7 million of costs associated with solar energy projects under construction, partially offset by $3.2 million of cash grants received related to residential solar energy systems under operating leases.

Financing Activities

Net cash provided by financing activities for the eight months ended August 31, 2015 was $271.2 million due to: (i) $393.8 million in proceeds from issuance of Class A shares, net of issuance costs; (ii) $461.2 million in proceeds from issuance of bank loans, net of issuance costs from our term loan facility as well as a financing arrangement for the Quinto Solar Project; (iii) $337.8 million in capital contributions from SunPower to fund the SunPower Project Entities before the IPO; and (iv) $7.0 million in cash contributions from noncontrolling interests associated with our tax equity financing arrangements. These cash inflows were partially offset by: (i) $371.5 million of cash distribution to SunPower as a Sponsor in connection with the IPO; (ii) $283.7 million of cash distribution to First Solar as a Sponsor in connection with the IPO; and (iii) $264.1 million repayment of bank loans to terminate two residential lease financing arrangements prior to the IPO and the Quinto Solar Project at the IPO closing; (vi) $3.2 million of capital distributions to SunPower made by the Predecessor before the IPO; and (vii) $6.0 million of cash distribution to SunPower for the remaining purchase price payments of initial projects.

Net cash provided by financing activities for the nine months ended September 28, 2014, was $28.8 million due to $38.2 million of capital contributions from SunPower to fund the SunPower Project Entities before the IPO, partially offset by $9.4 million of capital distributions to SunPower.

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

As of the closing of the IPO, we established separate bank accounts. SunPower will continue to provide treasury services on the General Partner’s behalf under our MSA with an affiliate of SunPower.

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

Term Loan, Delayed Draw Term Loan and Revolving Credit Facility

On June 5, 2015, OpCo entered into a $525.0 million senior secured credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility and a $200.0 million revolving credit facility. As of August 31, 2015, the full amount of the $300.0 million term loan facility and approximately $9.4 million of letters of credit under the revolving credit facility are outstanding. The delayed draw term loan facility is available to us during the 12-month period following the closing of our IPO. Subject to certain conditions, the credit facility includes conditional borrowing capacity for incremental commitments to increase the term loan facility and revolving credit facility up to $775.0 million in the aggregate, with any increase in the revolving facility not to exceed $100.0 million. The proceeds of the term loan facility were used to pay fees and expenses, to repay existing indebtedness, to make a distribution to the Sponsors and for general purposes, including to fund acquisition opportunities, while the proceeds of the delayed draw term loan facility will be used for acquisitions. Amounts available under the revolving facility will be used for capital expenditures, acquisitions and other investments, to provide for ongoing working capital requirements, and for general corporate purposes, with letters of credit issued thereunder to be used for credit support and general corporate purposes. The credit facility will mature five years following the closing of our IPO.

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

OpCo’s credit facility also contains covenants requiring us to maintain the following financial ratios beginning in the fiscal quarter ending August 31, 2015: (i) a debt to cash flow ratio (as more fully defined in the credit facility) of not more than (a) 7.00 to 1.00 for the fiscal quarters ending August 31, 2015 through May 31, 2016, (b) 5.50 to 1.00 for the fiscal quarters ending August 31, 2016 through May 31, 2017, and (c) 5.00 to 1.00 for each fiscal quarter ending thereafter; and (ii) a debt service coverage ratio (as more fully defined in the credit facility) of not less than 1.75 to 1.00. In addition, an event of default occurs under the credit facility upon a change of control. The credit facility defines a change of control as occurring when, among other things, (i) the Sponsors (or either of them) cease to direct the management, directly or indirectly, of us or OpCo, or (ii) the Sponsors collectively cease to own 35% of the economic interest in OpCo. In addition, this credit facility contains customary non-financial covenants and certain restrictions that will limit the Partnership’s, OpCo’s and certain of the Partnership’s and its domestic subsidiaries’ ability to, among other things, incur or guarantee additional debt and to make distributions on or redeem or repurchase OpCo common units. As of August 31, 2015, we were in compliance with the debt covenants.

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

Contractual Obligations

The following table summarizes our contractual obligations as of August 31, 2015:

		Payments Due by Period
(in thousands)	Total	2015 (remaining three months)	2016-2017	2018-2019	Beyond 2019
Predecessor's land use commitments (1)	$51,297	$—	$2,227	$2,691	$46,379
Term Loan (2)	343,279	2,617	20,133	16,479	304,050
Total contractual obligations	$394,576	$2,617	$22,360	$19,170	$350,429

(1)

The Predecessor’s land use commitments are related to a non-cancellable operating lease for the Quinto solar project and are equal to the minimum lease and easement payments to landowners for the right to use the land upon which solar energy systems are located.

(2)

Includes $300.0 million of borrowings outstanding under the term loan facility entered into by OpCo on June 5, 2015 (in connection with our IPO) which will mature on or about the fifth anniversary of its issuance, at which point all amounts outstanding under the term loan facility will become due. From July 17, 2015 to August 31, 2018, which is the term of the interest rate swap, the interest payments are estimated based on the fixed swap interest rate of 1.55% plus the 2% margin for the notional amount of $240.0 million. The interest payments for the remaining $60.0 million through the maturity of the term loan, and the full amount outstanding thereafter, are estimated based on the floating cash interest rate of approximately 2.33% per annum effective as of August 31, 2015.

Off-Balance-Sheet Arrangements

As of August 31, 2015, we did not have any significant off-balance-sheet arrangements.

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

The concentration of credit risk under the residential lease program is limited because customers are required to have a minimum FICO credit score, the existing customer base is of high credit quality with an average FICO credit score of 765 at the time of initial contract, the program has a large number of customers with small account balances for each, and the customers are diversified geographically within the United States. As of August 31, 2015, we do not believe we had significant credit risk because of the creditworthiness of the offtake counterparties.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of August 31, 2015, the outstanding principal balance of our variable interest borrowings was $300.0 million of which $60.0 million is unhedged.  An immediate 10% increase in interest rates would have an increase of approximately $0.02 million of annualized interest expenses on our unaudited condensed consolidated financial statements. However, we entered into interest rate swaps on July 17, 2015, which would mitigate the interest rate risk of our term loan facility. As of August 31, 2015, our investment portfolio consisted of 100% in demand deposits.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of August 31, 2015 at a reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Information regarding risk factors appears in Part II, Item 1A. Risk Factors in the Partnership’s Second Quarter 2015 Form 10-Q.  The factors discussed in the Partnership’s Second Quarter 2015 Form 10-Q, as well as other information set forth in this report, which could materially adversely affect the Partnership’s business, financial condition, results of operations, cash available for distribution and prospects should be carefully considered.  The risks described in the Partnership’s Second Quarter 2015 Form 10-Q are not the only risks facing the Partnership.  Additional risks and uncertainties not currently known to the Partnership, or that are currently deemed to be immaterial, also may materially adversely affect the Partnership’s business, financial condition, results of operations, cash available for distribution and prospects.

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

Exhibit Number	Description

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

10.13

Amendment No. 1 to Omnibus Agreement dated August 11, 2015, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2015).

10.14

Amendment No. 1 to Management Services Agreement dated August 11, 2015, by and among 8point3 Operating Company, LLC, 8point3 Energy Partners LP, 8point3 General Partner, LLC, 8point3 Holding Company, LLC and First Solar 8point3 Management Services, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2015).

10.15

Amendment No. 1 to Management Services Agreement dated August 11, 2015, by and among 8point3 Operating Company, LLC, 8point3 Energy Partners LP, 8point3 General Partner, LLC, 8point3 Holding Company, LLC and SunPower Capital Services, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2015).

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

8point3 Energy Partners LP

	By:	8point3 General Partner, LLC
its general partner

Date: September 30, 2015	By:	/s/ Charles D. Boynton
Charles D. Boynton
Chairman of the Board, Chief Executive Officer and Director

Exhibit Index

Exhibit Number	Description

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

Exhibit Number	Description

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
10.13

Amendment No. 1 to Omnibus Agreement dated August 11, 2015, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2015).

10.14

Amendment No. 1 to Management Services Agreement dated August 11, 2015, by and among 8point3 Operating Company, LLC, 8point3 Energy Partners LP, 8point3 General Partner, LLC, 8point3 Holding Company, LLC and First Solar 8point3 Management Services, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2015).

10.15

Amendment No. 1 to Management Services Agreement dated August 11, 2015, by and among 8point3 Operating Company, LLC, 8point3 Energy Partners LP, 8point3 General Partner, LLC, 8point3 Holding Company, LLC and SunPower Capital Services, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2015).

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