Form 10-KT/A
period 2015-11-30
8point3 Energy Partners LP
filed 2016-03-01
CIK 1635581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of Registrant’s Class A Shares outstanding as of February 24, 2016 was 20,007,281.

Documents incorporated by reference:

None.

EXPLANATORY NOTE – AMENDMENT

8point3 Energy Partners LP (the “Partnership”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to include in its Transition Report on Form 10-K for the fiscal year ended November 30, 2015 (the “Transition Report”), pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, financial statements and related notes of SG2 Holdings, LLC (“SG2 Holdings”) and NS Solar Holdings, LLC(“North Star Holdings”),  in which the Partnership owns a 49% interest.

Rule 3-09 of Regulation S-X provides that if a 50% or less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate annual financial statements for such 50% or less-owned person corresponding to the periods covered by the financial statements of the Partnership included in the Transition Report shall be filed.

As SG2 Holdings and North Star Holdings met significance test as of and for the year ended December 31, 2015, the Partnership has included in this Form 10-K/A the audited financial statements of SG2 Holdings as of and for the years ended December 31, 2015 and December 31, 2014, and the audited financial statements of North Star Holdings as of and for the year ended December 31, 2015.

Item 15 is the only portion of the Transition Report being supplemented or amended by this Form 10-K/A. Additionally, in connection with the filing of this Form 10-K/A and pursuant to SEC rules, the Partnership is including the consents of the independent auditors of the Partnership, SG2 Holdings and North Star Holdings and currently dated certifications. This Form 10-K/A does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Transition Report. Accordingly, this Form 10-K/A should be read in conjunction with the Partnership’s filings with the SEC subsequent to the filing of the Transition Report.

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements:

8point3 Energy Partners LP

The following financial statements and related notes of 8point3 Energy Partners LP, which were filed as a part of the Transition Report filed with the SEC on January 27, 2016, are included in this Amendment No. 1 on Form 10-K/A.

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of November 30, 2015 and December 28, 2014

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

Consolidated Statements of Cash Flows for the Eleven Months Ended November 30, 2015 and Years Ended December 28, 2014, and December 29, 2013

Notes to Consolidated Financial Statements

NS Solar Holdings, LLC

The following financial statements and related notes of NS Solar Holdings, LLC are included in this Amendment No. 1 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015

Consolidated Statements of Operations for the Year Ended December 31, 2015

Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2015

Consolidated Statements of Cash Flows for the Year Ended December 31, 2015

Notes to Consolidated Financial Statements

SG2 Holdings, LLC

The following financial statements and related notes of SG2 Holdings, LLC are included in this Amendment No. 1 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015 and December 31, 2014

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2015 and December 31, 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and December 31, 2014

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule:

None.

(3) Exhibits: See Item 15(b) below.

(b) Exhibits: The exhibits listed on the accompanying Index to Exhibits on this Transition Report on Form 10-K/A are filed, furnished, or incorporated into this Transition Report on Form 10-K/A by reference, as applicable.

(c) Financial Statement Schedule: See Item 15(a) above.

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
•

Solar Star California XXX, LLC and Solar Star California XXX (2), LLC (collectively, the “Macy’s Project Entities”), which holds the Macy’s Project (as defined in the glossary in this Transition Report on Form 10-K (the “Glossary”));

•	Solar Star California XIII, LLC (the “Quinto Project Entity”), which holds the Quinto Project (as defined in the Glossary);
•	Solar Star California XXXI, LLC (the “RPU Project Entity”), which holds the RPU Project (as defined in the Glossary);
•	Solar Star California XXXII, LLC (the “UC Davis Project Entity”), which holds the UC Davis Project (as defined in the Glossary);
•	SunPower Residential I, LLC (the “Residential Portfolio Project Entity”), which holds the Residential Portfolio Project (as defined in the Glossary); and
•	the First Solar Project Entities, including:
•

Lost Hills Solar, LLC (the “Lost Hills Project Entity”), which holds the Lost Hills Project, and Blackwell Solar, LLC (the “Blackwell Project Entity”), which holds the Blackwell Project (the Lost Hills Project and the Blackwell Project, each defined in the Glossary, together constitute the “Lost Hills Blackwell Project”);

•	Maryland Solar, LLC (the “Maryland Solar Project Entity”), which holds the Maryland Solar Project (as defined in the Glossary);
•	North Star Solar, LLC (the “North Star Project Entity”), which holds the North Star Project (as defined in the Glossary); and
•	SG2 Imperial Valley, LLC (the “Solar Gen 2 Project Entity”), which owns the Solar Gen 2 Project (as defined in the Glossary).

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

Current and Non-current Liabilities

	As of
	November 30,	December 28,
(in thousands)	2015	2014
Accounts payable and other current liabilities
Residential lease financing fee payable to third- party investors	$—	$1,865
Accrued project costs	—	8,775
Trade and accrued accounts payable (1)	884	—
System output performance warranty	237	525
Residential lease system repairs accrual	728	660
Interest payable	34	366
Derivative financial instruments	611	—
Income taxes payable	—	23
Other short-term liabilities	118	—
	$2,612	$12,214
Other long-term liabilities
Derivative financial instruments	$—	$3,156
Asset retirement obligations	9,992	—
Deferred tax liabilities	12,491	—
Warranty reserves	—	818
	$22,483	$3,974

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

Solar Energy System Performance Warranty

Lease agreements require the Partnership to undertake a system output performance warranty. The Partnership has recorded in “Accounts payable and other current liabilities” amounts related to these system output performance warranties totaling $0.2 million and $0.5 million as of November 30, 2015 and December 28, 2014, respectively. The Partnership has also recorded in “Other current assets” amounts of $0.9 million and zero as of November 30, 2015 and December 28, 2014, respectively, relating to anticipated performance warranty reimbursements from the O&M provider.

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

Net operating loss carryforwards as of December 28, 2014 and December 29, 2013 represent tax benefits measured assuming the Predecessor had been a stand-alone operating company since December 30, 2012, and will not be available if the Predecessor is no longer part of the Parent’s return. As of December 28, 2014, the Predecessor had federal net operating loss carryforwards of $168.4 million for tax purposes. These federal net operating loss carryforwards will expire at various dates from 2029 to 2034. As of

December 28, 2014, the Predecessor had California state net operating loss carryforwards of approximately $72.6 million for tax purposes. These California net operating loss carryforwards will expire at various dates from 2031 to 2034. The Predecessor’s ability to utilize a portion of the net operating loss and credit carryforwards is dependent upon the Predecessor being able to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership.

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

Report of Independent Auditors

Members

NS Solar Holdings, LLC

We have audited the accompanying financial statements of NS Solar Holdings, LLC and Subsidiary, which comprise the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of income, changes in members' equity, and cash flows for the period from April 30, 2015 (Date of Acquisition) to December 31, 2015, and the related notes to the consolidated financial statements.

Management's Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditors' Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors' judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NS Solar Holdings, LLC and Subsidiary at December 31, 2015, and the consolidated results of their income and their cash flows for the period from April 30, 2015 (Date of Acquisition) to December 31, 2015 in conformity with U.S. generally accepted accounting principles.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, in connection with the acquisition of NS Solar Holdings, LLC by Southern Renewable Partnerships, LLC, a new basis of accounting was established as of April 30, 2015. Our opinion is not modified with respect to this matter.

Atlanta, Georgia February 16, 2016

A Member of American Institute of Certified Public Accountants, The AICPA Alliance for CPA Firms, Public Company Accounting  Oversight  Board, CPAmerica International  and PKF North America.

CONSOLIDATED BALANCE SHEET

NS Solar Holdings, LLC and Subsidiary

December 31, 2015
(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$198
Receivables:
Customer accounts receivable	586
Affiliated companies	53
Other receivables	6,873
Prepaid expenses	289
Total current assets	7,999
Noncurrent assets:
Property, plant and equipment:
In service	268,012
Less accumulated provision for depreciation	(4,458)
Total property, plant, and equipment	263,554
PPA intangible (net of amortization of $ 650)	23,857
Interconnection receivable	14,396
Total noncurrent assets	301,807
Total Assets	$309,806
Liabilities and Members' Equity
Liabilities:
Current Liabilities:
Accounts payable	$118
Accounts payable - affiliated	61
Accrued other taxes	90
Other current liabilities	274
Total current liabilities	543
Noncurrent liabilities:
Asset retirement obligations	1,821
Other deferred credits and liabilities	359
Total noncurrent liabilities	2,180
Members’ equity:
Capital	302,715
Retained earnings	4,368
Total members’ equity	307,083
Total Liabilities and Members’ Equity	$309,806
Commitments and Contingent Matters (See notes)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME

NS Solar Holdings, LLC and Subsidiary

Period from April 30, 2015
(Date of Acquisition) to
December 31, 2015
(in thousands)
Operating Revenues	$10,762
Operating Expenses:
Operations and maintenance	1,852
Depreciation	4,504
Taxes other than income taxes	213
Total operating expenses	6,569
Operating Income	4,193
Interest income	456
Other expense	(281)
Net Income	$4,368

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES OF MEMBERS’ EQUITY

NS Solar Holdings, LLC and Subsidiary

Total Member's Equity
(in thousands)
Balance at April 30, 2015	$—
Capital contributions	307,220
Capital distributions	(4,505)
Net income	4,368
Balance at December 31, 2015	$307,083

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

NS Solar Holdings, LLC and Subsidiary

Period from April 30, 2015
(Date of Acquisition) to
December 31, 2015
(in thousands)
Operating Activities:
Net income	$4,368
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation	4,504
Amortization of PPA intangible	650
Accrued interest income	(456)
Other, net	362
Changes in certain current assets and liabilities —
Receivables	(640)
Other current assets	(289)
Accounts payable	178
Other taxes accrued	90
Other current liabilities	274
Net cash provided from operating activities	9,041
Investing Activities:
Property additions	(237,344)
Net cash used for investing activities	(237,344)
Financing Activities:
Proceeds from capital contributions	233,006
Distributions to members	(4,505)
Net cash provided from financing activities	228,501
Net Change in Cash and Cash Equivalents	198
Cash and Cash Equivalents at Beginning of Period	—
Cash and Cash Equivalents at End of Period	$198

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NS Solar Holdings, LLC and Subsidiary

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NS Solar Holdings, LLC (NS Holdings) is a holding company that was formed on April 9, 2015 and owns 100% of the membership interests of North Star Solar, LLC (North Star, and collectively with NS Holdings, the Company). North Star was formed on January 28, 2010 for the purpose of developing, constructing, owning and operating a utility-scale solar photovoltaic facility with a capacity of approximately 61 megawatts (MW) located in Fresno County, California, which began commercial operation (COD) on June 20, 2015.

The Company is a partnership with Class A membership interests owned by Southern Renewable Partnerships, LLC (SRP), a wholly-owned subsidiary of Southern Power Company, and Class B membership interests owned by FSAM NS Holdings, LLC (FSAM), a wholly-owned subsidiary of 8point3 Operating Company LLC as of December 31, 2015.

Change in Control

On April 30, 2015, (the Date of Acquisition) SRP acquired 100% of the Class A membership interests of NS Holdings and FSAM acquired 100% of the Class B membership interests of NS Holdings, both from First Solar Development, Inc., a wholly-owned subsidiary of First Solar Inc. (First Solar), and became contingently obligated to pay $233 million of construction payables through COD, making the aggregate purchase price approximately $307 million. The fair values of the assets and liabilities acquired were recorded as follows: $266 million as property, plant and equipment (PPE), $25 million as an intangible asset, $21 million as a receivable related to transmission interconnection costs and $238 million as construction payables; however, the allocation of the purchase price to individual assets has not been finalized. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.

The acquisition of NS Holdings resulted in a change in control, where the Company’s assets and liabilities were accordingly adjusted by an aggregate amount of $74 million in fair value on April 30, 2015 by applying the principals of “push-down” accounting through equity, and are thus recorded as non cash transactions.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and results of operations of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates, and the actual results may differ from those estimates.

Concentration of Credit Risk

The entire output of the solar facility is contracted under a 20-year power purchase agreement (PPA) with Pacific Gas and Electric Company in the state of California. The Company has a significant concentration of credit risk related to its accounts receivable arising from the PPA, however, the Company does not believe significant credit risk exists at December 31, 2015, because of the creditworthiness of the counterparty. There are no past due amounts from such counterparty at December 31, 2015.

Cash and Cash Equivalents

The Company considers unrestricted cash on hand and deposits in banks to be cash and cash equivalents; such balances approximated fair value at December 31, 2015. Temporary cash investments are securities with original maturities of 90 days or less.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NS Solar Holdings, LLC and Subsidiary

Income Taxes

The Company and its subsidiary are limited liability companies treated as a partnership and a single-member disregarded entity, respectively, for income tax purposes. As such, federal and state income taxes are generally not recognized at the entity level but instead, income is taxed at the owner-member level. Accordingly, the partnership does not have liabilities for federal or state taxes and, therefore, no current income taxes or deferred income taxes are reflected in the consolidated financial statements.

Property, Plant and Equipment

PPE is stated at original cost, less accumulated depreciation. Capital additions and betterments that increase the useful lives of the assets are capitalized. Solar facility equipment and related assets are depreciated over their estimated useful lives of 15 to 35 years on a straight-line basis. The Company’s significant estimates include the carrying amount and the estimated useful lives of its long-lived assets.

Asset Retirement Obligations

Asset retirement obligations are computed as the present value of the ultimate costs for an asset’s future retirement and are recorded in the period in which the liability is incurred and accreted to their future value. The costs are capitalized as part of the related long-lived asset and depreciated over the assets’ useful lives of 35 years.

The Company’s asset retirement obligations relate to leased land upon which the solar facility was constructed. Upon termination of the lease, the leased land must be restored to an agreed-upon condition.

Impairment of Long-Lived Assets and Intangibles

The Company evaluates long-lived assets and finite-lived intangibles for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company's intangible asset is an acquired PPA that is amortized over the 20-year term of the PPA. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, as compared with the carrying value of the assets. If the estimate of undiscounted future cash flows is less than the carrying value of the asset, the fair value of the asset is determined and a loss is recorded. Until the assets are disposed of, their estimated fair value is re-evaluated when circumstances or events change. As of December 31, 2015, no impairment has been recorded.

The amortization expense for the acquired PPA is recorded in operating revenues, and for the period ended December 31, 2015, was $650,000. The amortization expense for future periods is as follows:

Amortization Expense
(in thousands)
2016	$1,225
2017	1,225
2018	1,225
2019	1,225
2020	1,225
2021 and beyond	17,732
Total	$23,857

Interconnection Receivable

In conjunction with the construction of the solar facility, the Company has a receivable related to transmission interconnection costs that represents network upgrades that will be reimbursed to the Company through levelized payments over a five-year period beginning after commercial operation. As of December 31, 2015, $6.9 million is included in current receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NS Solar Holdings, LLC and Subsidiary

Revenues

The Company is a lessor under the terms of a 20-year PPA for the sale of electricity and green attributes. The PPA has been evaluated and classified as an operating lease. Under this agreement, the revenues are accounted for as contingent rents and thus the Company recognizes revenue based upon rates specified in the PPA when the electricity is delivered. The Company commenced the recognition of revenue upon commercial operation of the facility on June 20, 2015.

2. MEMBERS’ EQUITY

NS Holdings operates under the amended Limited Liability Company Agreement dated April 30, 2015.

During the period from April 30, 2015 (Date of Acquisition) to December 31, 2015, the Company received equity contributions of $307.2 million, including the “push down” accounting adjustments for fair value discussed above. The Class A Member indirectly owns 100% of the Class A membership interests of NS Holdings and is entitled to 51% of all cash distributions from NS Holdings. The Class B Member indirectly owns 100% of the Class B membership interests of NS Holdings and is entitled to 49% of all cash distributions from NS Holdings. In addition, the Class A Member is entitled to substantially all of the federal tax benefits with respect to the solar facility.

3. ASSET RETIREMENT OBLIGATIONS

As of December 31, 2015, the Company has recorded the following asset retirement obligation:

(in thousands)
Liability incurred	$1,774
Accretion expense	47
Balance at December 31, 2015	$1,821

The estimated liability is based on the future estimated costs associated with the dismantlement, demolition and removal of the solar power plant. The estimate of the asset retirement obligation is based on projected future retirement costs and requires management to exercise significant judgment. Such costs could differ significantly when they are incurred.

4. RELATED-PARTY TRANSACTIONS

Parties are considered to be related to the Company if the Company has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

The Company entered into an engineering, procurement, and construction (EPC) and operations and maintenance agreement with First Solar Electric (California), Inc., a wholly-owned subsidiary of First Solar, to provide engineering, procurement, and construction services and operations and maintenance services. In addition, the Company entered into a management service agreement with a related party, Southern Power Company, to provide management and general and administrative services. During the period from April 30, 2015 (Date of Acquisition) to December 31, 2015, the Company recorded $234 million of EPC costs and operations and maintenance service expenses incurred from First Solar Electric (California), Inc. and approximately $82,000 of management and general and administrative service expenses incurred from Southern Power Company. As of December 31, 2015, balances related to these arrangements of $61,000 were included in accounts payable – affiliated in the accompanying balance sheet.

5. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company is obligated under a 30-year non-cancelable operating lease related to land for its solar facility, which contains a 10-year renewal option and inflation-adjusted rent escalation clauses. The related rentals are charged to expense on a straight-line basis. Rent expense for the period from April 30, 2015 (Date of Acquisition) to December 31, 2015 under the land lease was approximately $800,000. The Company includes lease extensions in its computation of minimum lease payments, which are recognized on a straight-line basis over the lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NS Solar Holdings, LLC and Subsidiary

Below is a summary of the Company’s future minimum lease commitments as of December 31, 2015:

	2016	2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Land leases	$849	$858	$866	$875	$884	$42,222	$46,554

Legal Proceedings

The Company does not have any legal proceedings that are currently pending. From time to time, the Company may be party to various lawsuits, claims and other legal and regulatory proceedings that arise in the ordinary course of business. These actions may seek, among other things, compensation, civil penalties, or injunctive or declaratory relief.

Environmental Contingencies

The Company reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For the period from April 30, 2015 (Date of Acquisition) to December 31, 2015, there were no known environmental contingencies that required the Company to recognize a liability.

6. SUBSEQUENT EVENTS

Subsequent events have been evaluated through February 16, 2016, the date these financial statements were available to be issued.

Report of Independent Auditors

Members

SG2 Holdings, LLC

We have audited the accompanying financial statements of SG2 Holdings, LLC and Subsidiary, which comprise the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of income, changes in members' equity, and cash flows for the year ended December 31, 2015 and for the period from September 5, 2014 (Date of Inception) to December 31, 2014, and the related notes to the consolidated financial statements.

Management's Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditors' Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements.  The procedures selected depend on the auditors' judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error.  In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control.  Accordingly, we express no such opinion.  An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SG2 Holdings, LLC and Subsidiary at December 31, 2015 and 2014, and the consolidated results of their income and their cash flows for the year ended December 31, 2015 and for the period from September 5, 2014 (Date of Inception) to December 31, 2014 in conformity with U.S. generally accepted accounting principles.

Atlanta, Georgia February 16, 2016

A Member of American Institute of Certified Public Accountants, the AICPA Alliance f or CPA Firms, Public Company Accounting Oversight Board, CPAmerica International and PKF North America.

CONSOLIDATED BALANCE SHEETS

SG2 Holdings, LLC and Subsidiary

	December 31, 2015	December 31, 2014
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$581	$524
Receivables:
Customer accounts receivable	7,729	2,684
Affiliated companies	—	101
Other accounts receivable	80	—
Prepaid expenses	2,862	1,362
Total current assets	11,252	4,671
Noncurrent assets:
Property, plant and equipment:
In service	712,037	712,143
Less accumulated provision for depreciation	(24,427)	(2,229)
Plant in service, net of depreciation	687,610	709,914
Prepaid transmission services	16,995	18,375
Total noncurrent assets	704,605	728,289
Total Assets	$715,857	$732,960
Liabilities and Members' Equity
Liabilities:
Current Liabilities:
Accounts payable	$611	$101
Accounts payable - affiliated	175	2,001
Construction payable - affiliated	—	5,993
Accrued taxes	655	51
Long-term service agreement accrual	726	535
Total current liabilities	2,167	8,681
Noncurrent liabilities:
Asset retirement obligation	5,896	4,475
Other deferred credits and liabilities	377	35
Total noncurrent liabilities	6,273	4,510
Members’ equity:
Capital	698,465	721,352
Retained earnings (accumulated deficit)	8,952	(1,583)
Total members’ equity	707,417	719,769
Total Liabilities and Members’ Equity	$715,857	$732,960
Commitments and Contingent Matters (See notes)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

SG2 Holdings, LLC and Subsidiary

		Period from September 5, 2014
	Year Ended December 31,	(Date of Inception) to
	2015	December 31, 2014
	(in thousands)
Operating Revenues	$41,951	$1,722
Operating Expenses:
Operations and maintenance	8,260	1,032
Depreciation	22,465	2,247
Taxes other than income taxes	884	88
Total operating expenses	31,609	3,367
Operating Income(Loss)	10,342	(1,645)
Interest income	634	62
Other expense	(441)	—
Net Income(Loss)	$10,535	$(1,583)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

SG2 Holdings, LLC and Subsidiary

Total Members' Equity
(in thousands)
Balance at September 5, 2014 (Date of Inception)	$—
Capital contributions	721,352
Net loss	(1,583)
Balance at December 31, 2014	$719,769
Capital contributions	5,994
Capital distributions	(28,881)
Net income	10,535
Balance at December 31, 2015	$707,417

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SG2 Holdings, LLC and Subsidiary

		Period from September 5, 2014
	Year Ended December 31,	(Date of Inception) to
	2015	December 31, 2014
	(in thousands)
Operating Activities:
Net income (loss)	$10,535	$(1,583)
Adjustments to reconcile net income (loss) to net cash provided from operating activities—
Depreciation and amortization	22,465	2,247
Other, net	585	129
Changes in certain current assets and liabilities —
Receivables	(5,024)	(2,785)
Other current assets	(361)	(172)
Accounts payable	(1,312)	2,102
Taxes accrued	603	51
Other current liabilities	192	535
Net cash provided from operating activities	27,683	524
Investing Activities:
Business Combination	—	(500,618)
Property additions	(24)	—
Construction receivables/payables, net	(4,715)	—
Net cash used for investing activities	(4,739)	(500,618)
Financing Activities:
Proceeds from capital contributions	5,994	500,618
Distributions to members	(28,881)	—
Net cash (used for) provided from financing activities	(22,887)	500,618
Net Change in Cash and Cash Equivalents	57	524
Cash and Cash Equivalents at Beginning of Period	524	—
Cash and Cash Equivalents at End of Period	$581	$524
Supplemental Cash Flow Information:
Noncash transactions —
Business combinations	—	226,727
Capital contributions	—	220,734

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SG2 Holdings, LLC and Subsidiary

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SG2 Holdings, LLC (SG2 Holdings) is a holding company that was formed on September 5, 2014 and on October 22, 2014 acquired 100% of the membership interests of SG2 Imperial Valley, LLC (Imperial Valley, and collectively, the Company). Imperial Valley was formed on December 13, 2011 for the purpose of developing, constructing, owning and operating a utility-scale solar photovoltaic facility with a capacity of approximately 150 megawatts (MW) located in Imperial County, California, which began commercial operation on November 26, 2014.

SG2 Holdings is a partnership with Class A membership interests owned by Southern Renewable Partnerships, LLC (SRP), a wholly-owned subsidiary of Southern Power Company, and Class B membership interests owned by FSAM SG2 Holdings, LLC, a wholly-owned subsidiary of 8point3 Operating Company LLC as of December 31, 2015.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and results of operations of SG2 Holdings and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates, and the actual results may differ from those estimates.

Concentration of Credit Risk

The entire output of the plant is contracted under a 25-year power purchase agreement (PPA) with San Diego Gas and Electric Company, a subsidiary of Sempra Energy, in the state of California. In addition the PPA requires that a portion of the revenues are collected directly from the California Independent System Operator. The Company has a significant concentration of credit risk related to its accounts receivable arising from the PPA; however, the Company does not believe significant credit risk exists at December 31, 2015, because of the creditworthiness of the counterparties.

Cash and Cash Equivalents

The Company considers unrestricted cash on hand and deposits in banks to be cash and cash equivalents; such balances approximated fair value at December 31, 2015. Temporary cash investments are securities with original maturities of 90 days or less.

Income Taxes

SG2 Holdings and Imperial Valley are limited liability companies treated as a partnership and a single-member disregarded entity, respectively, for income tax purposes. As such, federal and state income taxes are generally not recognized at the entity level but instead, income is taxed at the owner-member level. Accordingly, the partnership does not have liabilities for federal or state taxes and, therefore, no current income taxes or deferred income taxes are reflected in the consolidated financial statements.

Property, Plant and Equipment

Property, plant and equipment (PPE) is stated at original cost, less accumulated depreciation. Capital additions and betterments that increase the useful lives of the assets are capitalized. Solar facility equipment and related assets are depreciated over their estimated useful lives of 15 to 35 years on a straight-line basis. The Company’s significant estimates include the carrying amount and the estimated useful lives of its long-lived assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SG2 Holdings, LLC and Subsidiary

Reclassification

Certain amounts reported in prior years have been reclassified to conform to the presentation at December 31, 2015. Total member’s equity, net income, and cash flows are unchanged due to these reclassifications.

Asset Retirement Obligations

Asset retirement obligations are computed as the present value of the ultimate costs for an asset’s future retirement and are recorded in the period in which the liability is incurred and accreted to their future value. The costs are capitalized as part of the related long-lived asset and depreciated over the assets’ useful lives of 35 years.

The Company’s asset retirement obligations relate to leased land upon which the solar facility was constructed. Upon termination of the lease, the leased land must be restored to an agreed-upon condition.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying values of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, as compared with the carrying value of the assets. If the estimate of undiscounted future cash flows is less than the carrying value of the asset, the fair value of the asset is determined and a loss is recorded. Until the assets are disposed of, their estimated fair value is re-evaluated when circumstances or events change. As of December 31, 2015, no impairment has been recorded.

Prepaid Transmission Services

In conjunction with the acquisition of Imperial Valley, the Company acquired a long-term prepaid for transmission services that represents network and transmission upgrades that will be reimbursed to the Company through reductions to transmission invoices from the Imperial Irrigation District over approximately 19 years. The prepaid was recorded at fair value at the acquisition date. Transmission costs are expensed and the prepaid is reduced as transmission services are rendered. The current portion of the prepaid transmission services included in prepaid expenses was $2.3 million and $1.3 million at December 31, 2015 and 2014, respectively.

Revenues

The Company is a lessor under the terms of a 25-year PPA for the sale of electricity and green attributes. The PPA has been evaluated and classified as an operating lease. Under this agreement, the revenues are accounted for as contingent rents and thus the Company recognizes revenue based upon rates specified in the PPA when the electricity is delivered. The Company commenced the recognition of revenue upon commercial operation of the facility on November 26, 2014.

2. MEMBERS’ EQUITY

SG2 Holdings operates under the amended Limited Liability Company Agreement dated November 26, 2014.

For the year 2015, the Company received equity contributions of $6 million. The Class A Member contributed $4.2 million and the Class B Member contributed $1.8 million.

During the period from September 5, 2014 (Date of Inception) to December 31, 2014, the Company received equity contributions of $721.3 million. The Class A Member indirectly owns 100% of the class A membership interests of SG2 Holdings and is entitled to 51% of all cash distributions from SG2 Holdings. The Class B Member indirectly owns 100% of the class B membership interests of SG2 Holdings and is entitled to 49% of all cash distributions from SG2 Holdings. In addition, the Class A Member is entitled to substantially all of the federal tax benefits with respect to the solar facility.

3. ACQUISITION

On October 22, 2014, SG2 Holdings acquired all of the outstanding membership interests of Imperial Valley from Solar Gen 2 LLC, a wholly-owned subsidiary of First Solar Inc. (First Solar), the developer of the project.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SG2 Holdings, LLC and Subsidiary

In connection with this acquisition, SG2 Holdings made an aggregate payment of approximately $127.9 million to a subsidiary of First Solar and became obligated to pay contingent consideration of approximately $599.3 million upon completion of the facility (which equated to the amount due to an affiliate of First Solar under the construction contract for the facility). When substantial completion was achieved on November 26, 2014, SG2 Holdings settled $593.3 million of the contingent consideration due through a cash payment of $411.8 million and non-cash settlement of $181.5 million, leaving $6.0 million payable upon final acceptance of the facility. The aggregate purchase price for Imperial Valley was approximately $727.2 million. As of December 31, 2015, the fair values of the assets acquired were recorded as approximately $712 million to PPE and approximately $17 million to a long-term prepayment related to transmission services.

4. ASSET RETIREMENT OBLIGATIONS

The Company has recorded the following asset retirement obligation:

	2015	2014
	(in thousands)
Balance at beginning of period	$4,475	$—
Liability incurred	1,154	4,457
Accretion expense	267	18
Balance at end of year	$5,896	$4,475

The estimated liability is based on the future estimated costs associated with the dismantlement, demolition and removal of the solar power plant. The estimate of the asset retirement obligation is based on projected future retirement costs and requires management to exercise significant judgment. Such costs could differ significantly when they are incurred.

5. RELATED-PARTY TRANSACTIONS

Parties are considered to be related to the Company if the Company has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

During 2014, the Company entered into an engineering, procurement, and construction agreement (EPC) and operations and maintenance agreement with First Solar Electric (California), Inc., a wholly-owned subsidiary of First Solar, to provide engineering, procurement, and construction services and operations and maintenance services. In addition, during 2014, the Company entered into a management service agreement with a related party, Southern Power Company, to provide management and general and administrative services.

During 2015, the Company recorded costs of $3.0 million for operations and maintenance service expenses incurred from First Solar Electric (California), Inc. and approximately $0.2 million of management and general and administrative service expenses incurred from Southern Power Company. As of December 31, 2015, balances related to these arrangements of $0.2 million were included in accounts payable – affiliated in the accompanying balance sheet.

During the period from September 5, 2014 (Date of Inception) to December 31, 2014, the Company recorded $593.3 million of EPC costs and operations and maintenance service expenses incurred from First Solar Electric (California), Inc. and approximately $45,000 of management and general and administrative service expenses incurred from Southern Power Company. As of December 31, 2014, balances related to these arrangements of $2.0 million were included in accounts payable – affiliated in the accompanying balance sheet.

Prior to substantial completion, the Company paid certain costs that are receivable from SRP, of which $101,000 was included in receivables – affiliated companies in the accompanying balance sheet as of December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SG2 Holdings, LLC and Subsidiary

6. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company is obligated under a 30-year non-cancelable operating lease related to land for its solar facility, which contains a 10-year renewal option and inflation-adjusted rent escalation clauses. The related rentals are charged to expense on a straight-line basis. Rent expense for the year ended December 31, 2015 and for the period from September 5, 2014 (Date of Inception) to December 31, 2014 under the land lease was approximately $1.6 million and $154,000, respectively. The Company includes lease extensions in its computation of minimum lease payments, which are recognized on a straight-line basis over the lease term.

Below is a summary of the Company’s future minimum lease commitments as of December 31, 2015:

	2016	2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Land leases	$1,257	$1,270	$1,282	$1,295	$1,308	$53,773	$60,185

Legal Proceedings

The Company does not have any legal proceedings that are currently pending. From time to time, the Company may be party to various lawsuits, claims and other legal and regulatory proceedings that arise in the ordinary course of business. These actions may seek, among other things, compensation, civil penalties, or injunctive or declaratory relief.

Environmental Contingencies

The Company reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. For 2015 and 2014, there were no known environmental contingencies that required the Company to recognize a liability.

7. SUBSEQUENT EVENTS

Subsequent events have been evaluated through February 16, 2016, the date these financial statements were available to be issued.

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

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.3*	Consent of Frazier & Deeter, Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Registrant’s Transition Report on Form 10-K filed with the SEC on January 27, 2016).

Exhibit Number	Description

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Registrant’s Transition Report on Form 10-K filed with the SEC on January 27, 2016).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Registrant’s Transition Report on Form 10-K filed with the SEC on January 27, 2016).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Registrant’s Transition Report on Form 10-K filed with the SEC on January 27, 2016).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Registrant’s Transition Report on Form 10-K filed with the SEC on January 27, 2016).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Registrant’s Transition Report on Form 10-K filed with the SEC on January 27, 2016).

*	Filed herewith.
**	Furnished herewith.

#Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

8point3 Energy Partners LP

	By:	8point3 General Partner, LLC
its general partner

Date: February 29, 2016	By:	/s/ Charles D. Boynton
Charles D. Boynton
Chairman of the Board, Chief Executive Officer and Director