Form 10-Q
period 2016-02-29
8point3 Energy Partners LP
filed 2016-04-07
CIK 1635581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

As of April 4, 2016, the registrant had outstanding 20,011,010 Class A shares representing limited partner interests and 51,000,000 Class B shares representing limited partner interests.

i

GLOSSARY

References in this Quarterly Report on Form 10-Q to:

“2015 10-K” refers to our Transition Report on Form 10-K dated January 27, 2016.

“(ac)” refers to alternating current.

“AMAs” refers to asset management agreements.

“AROs” refers to asset retirement obligations.

“Blackwell Project” refers to the solar energy project located in Kern County, California, that is held by the Blackwell Project Entity and has a nameplate capacity of 12 MW.

“Blackwell Project Entity” refers to Blackwell Solar, LLC.

“C&I Holdings” refers to SunPower Commercial Holding Company I, LLC, an indirect subsidiary of OpCo and the holder of the Macy’s Project Entities and the UC Davis Project Entity.

“C&I Project Entities” refers to, collectively, the Kern Project Entity, the Macy’s Project Entities and the UC Davis Project Entity.

“COD” refers to the commercial operation date.

“DG Solar” refers to distributed solar generation.  DG Solar systems are deployed at the site of end-use, such as businesses and homes.

“EPC” refers to engineering, procurement and construction.

“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

“FASB” refers to the Financial Accounting Standards Board.

“First Solar” refers to First Solar, Inc., a corporation formed under the laws of the State of Delaware, in its individual capacity or to First Solar, Inc. and its subsidiaries, as the context requires. Unless otherwise specifically noted, references to First Solar and its subsidiaries exclude us, the General Partner, Holdings and our subsidiaries, including OpCo.

“First Solar MSA” refers to the Management Services Agreement, dated as of June 24, 2015, as amended, among the Partnership, OpCo, the General Partner and First Solar 8point3 Management Services, LLC.

“First Solar ROFO Agreement” refers to the Right of First Offer Agreement, dated as of June 24, 2015, by and between OpCo and First Solar. On March 28, 2016, OpCo and First Solar entered into an amendment and waiver to the First Solar ROFO Agreement. Please read “—Note 15—Subsequent Events” for further details.

“First Solar ROFO Projects” refers to, collectively, (i) the projects set forth in the chart in Part I, Item 1 of the 2015 10-K, under the heading “Business—Our Portfolio—ROFO Projects” with First Solar listed as the “Developing Sponsor” and as to which we have a right of first offer under the First Solar ROFO Agreement should First Solar decide to sell them (but excluding approximately 50% of First Solar’s indirect interest in the Stateline facility, as further described below in Note 15), and (ii) First Solar’s 100 MWac Switch Station 1 and 79-MW Switch Station 2 facilities in Clark County, Nevada.

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

“Hooper Project” refers to the solar energy project located in Alamosa County, Colorado, that is held by the Hooper Project Entity and has a nameplate capacity of 50 MW.

“Hooper Project Entity” refers to Solar Star Colorado III, LLC.

“IPO” refers to the Partnership’s initial public offering, which was completed on June 24, 2015.

“IPO First Solar Project Entities” refers to the Lost Hills Project Entity, the Blackwell Project Entity, the Maryland Solar Project Entity, the North Star Project Entity and the Solar Gen 2 Project Entity and, with respect to certain of the foregoing, one or more of its direct or indirect holding companies.

“IPO Project Entities” refers to, collectively, the IPO First Solar Project Entities and the IPO SunPower Project Entities.

“IPO SunPower Project Entities” refers to the Macy’s Project Entities, the Quinto Project Entity, the RPU Project Entity, the UC Davis Project Entity and the Residential Portfolio Project Entity and, with respect to certain of the foregoing, one or more of its direct or indirect holding companies.

“ITCs” refers to investment tax credits.

“Kern Class B Partnership” refers to SunPower Commercial II Class B, LLC.

“Kern Phase 1(a) Assets” refers to the assets initially acquired by the Kern Project Entity on January 22, 2016 in connection with the closing of the tax equity investment related to the Kern Project.

“Kern Project” refers to the solar energy project located in Kern County, California, that is held by the Kern Project Entity. OpCo’s acquisition of the Kern Project will be effectuated in three phases, with the closing of the first phase, reflecting a nameplate capacity of 3 MW, having occurred on January 26, 2016. The initial phase of OpCo’s acquisition of the Kern Project is referred to herein as the “Kern Phase 1(a) Acquisition”. The closings of the second and third phases, reflecting an aggregate nameplate capacity of 17 MW, are expected to occur in the fiscal quarter ending August 31, 2016 and in the fiscal quarter ending November 30, 2016, respectively.

“Kern Project Entity” refers to Kern High School District Solar (2), LLC.

“Kingbird Project” refers to the solar energy project located in Kern County, California, that is held by the Kingbird Project Entities and has an aggregate nameplate capacity of 40 MW.

“Kingbird Project Entities” refers to, collectively, Kingbird Solar A, LLC and Kingbird Solar B, LLC.

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

“Omnibus Agreement” refers to the Omnibus Agreement, dated as of June 24, 2015, as amended, among the Partnership, OpCo, the General Partner, Holdings, First Solar and SunPower. On April 6, 2016, the parties thereto entered into the Amended and Restated Omnibus Agreement (the “Amended and Restated Omnibus Agreement”). Please read “—Note 15—Subsequent Events” for further details.

“OpCo” refers to 8point3 Operating Company, LLC and its subsidiaries.

“OpCo Holdings” refers to 8point3 OpCo Holdings, LLC, a wholly owned subsidiary of OpCo.

“Partnership Agreement” refers to our partnership agreement.

“PG&E” refers to Pacific Gas and Electric Company.

“Portfolio” refers to, collectively, our portfolio of solar energy projects, which consists of the Kern Phase 1(a) Assets, the Lost Hills Blackwell Project, the Macy’s Project, the Maryland Solar Project, the North Star Project, the Quinto Project, the Solar Gen 2 Project, the RPU Project, the UC Davis Project and the Residential Portfolio.

“PPA” refers to a power purchase agreement.

“Predecessor” refers to the operation of the IPO SunPower Project Entities prior to the completion of the IPO.

“Project Entities” refers to, collectively, the IPO First Solar Project Entities, the IPO SunPower Project Entities and the Kern Project Entity.

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

“SunPower” refers to SunPower Corporation, a corporation formed under the laws of the State of Delaware, in its individual capacity or to SunPower Corporation and its subsidiaries, as the context requires. Unless otherwise specifically noted, references to SunPower and its subsidiaries exclude us, the General Partner, Holdings and our subsidiaries, including OpCo.

“SunPower Capital” refers to SunPower Capital Services, LLC, a wholly owned subsidiary of SunPower.

“SunPower MSA” refers to the Management Services Agreement, dated as of June 24, 2015, as amended, among the Partnership, OpCo, the General Partner and SunPower Capital.

“SunPower ROFO Agreement” refers to the Right of First Offer Agreement, dated as of June 24, 2015, by and between OpCo and SunPower.

“SunPower ROFO Projects” refers to, collectively, the projects set forth in the chart in Part I, Item 1 of the 2015 10-K, under the heading “Business—Our Portfolio—ROFO Projects” with SunPower listed as the Developing Sponsor and as to which we have a right of first offer under the SunPower ROFO Agreement should SunPower decide to sell them.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

8point3 Energy Partners LP

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	February 29,	November 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$64,865	$56,781
Accounts receivable and short-term financing receivables, net	4,604	4,289
Prepaid and other current assets[1]	10,027	8,033
Total current assets	79,496	69,103
Property and equipment, net	491,880	486,942
Long-term financing receivables, net	82,469	83,376
Investments in unconsolidated affiliates	346,197	352,070
Other long-term assets	24,698	26,142
Total assets	$1,024,740	$1,017,633
Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities[1]	$7,314	$2,612
Short-term debt and financing obligations	1,964	1,964
Deferred revenue, current portion	196	489
Total current liabilities	9,474	5,065
Long-term debt and financing obligations	297,359	297,206
Deferred revenue, net of current portion	703	746
Other long-term liabilities	26,686	22,483
Total liabilities	334,222	325,500
Redeemable noncontrolling interests	57,083	89,747
Commitments and contingencies (Note 5)
Equity:
Class A shares, 20,011,010 and 20,007,281 issued and outstanding as of February 29, 2016 and November 30, 2015, respectively	392,804	392,748
Class B shares, 51,000,000 issued and outstanding as of February 29, 2016 and November 30, 2015	—	—
Accumulated earnings	16,547	15,580
Total shareholders' equity attributable to 8point3 Energy Partners LP	409,351	408,328
Noncontrolling interests	224,084	194,058
Total equity	633,435	602,386
Total liabilities and equity	$1,024,740	$1,017,633
[1]

The Partnership has related-party balances for transactions made with the Sponsors. Related-party balances recorded within “Prepaid and other current assets” in the unaudited condensed consolidated balance sheets were $0.9 million as of both February 29, 2016 and November 30, 2015. Related-party balances recorded within “Accounts payable and other current liabilities” in the unaudited condensed consolidated balance sheets were $3.7 million and $0.2 million as of February 29, 2016 and November 30, 2015, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	February 29,	March 29,
	2016	2015
Revenues:
Operating revenues[1]	$7,102	$2,134
Total revenues	7,102	2,134
Operating costs and expenses[1]:
Cost of operations	1,266	2,058
Cost of operations—SunPower, prior to IPO	—	234
Selling, general and administrative	1,636	3,279
Depreciation, amortization and accretion	4,626	730
Acquisition-related transaction costs	833	—
Total operating costs and expenses	8,361	6,301
Operating loss	(1,259)	(4,167)
Other expense (income):
Interest expense	2,873	1,045
Interest income	(285)	—
Loss on cash flow hedges and termination of financing obligation	—	3,948
Other expense	74	—
Total other expense, net	2,662	4,993
Loss before income taxes	(3,921)	(9,160)
Income tax provision	(3,537)	(6)
Equity in earnings of unconsolidated investees	405	—
Net loss	(7,053)	$(9,166)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(12,361)
Net income attributable to 8point3 Energy Partners LP Class A shares	$5,308
Net income per Class A share:
Basic	$0.27
Diluted	$0.27
Weighted average number of Class A shares:
Basic	20,007
Diluted	35,507

[1]

The Partnership has related-party activities for transactions made with the Sponsors. Related party transactions recorded within “Operating revenues” in the unaudited condensed consolidated statement of operations were $1.3 million and zero for the three months ended February 29, 2016 and March 29, 2015, respectively. Related party transactions recorded within “Operating costs and expenses” in the unaudited condensed consolidated statement of operations were $1.4 million and zero for the three months ended February 29, 2016 and March 29, 2015, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	February 29,	March 29,
	2016	2015
Net loss	$(7,053)	$(9,166)
Other comprehensive loss:
Unrealized loss on cash flow hedges	—	(3,002)
Total comprehensive loss	(7,053)	(12,168)
Less: Predecessor comprehensive loss prior to initial public offering on June 24, 2015	—	12,168
Comprehensive loss subsequent to initial public offering	(7,053)	$—
Less: comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(12,361)
Comprehensive income attributable to 8point3 Energy Partners LP Class A shares	$5,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

	Redeemable Noncontrolling	Class A Shares		Class B Shares		Accumulated	Total Shareholders'	Noncontrolling
	Interests	Shares	Amount	Shares	Amount	Earnings	Equity	Interests	Total Equity
Balance as of November 30, 2015	$89,747	20,007,281	$392,748	51,000,000	$—	$15,580	$408,328	$194,058	$602,386
Noncontrolling interests obtained through acquisition	—	—	—	—	—	—	—	864	864
Cash and accrued distributions to noncontrolling interests - tax equity investors	(909)	—	—	—	—	—	—	(205)	(205)
Share-based compensation	—	3,729	56	—	—	—	56	—	56
Contributions from SunPower	—	—	—	—	—	—	—	9,973	9,973
Cash distributions to Class A shareholders	—	—	—	—	—	(4,341)	(4,341)		(4,341)
Net income (loss)	(31,755)	—	—	—	—	5,308	5,308	19,394	24,702
Balance as of February 29, 2016	$57,083	20,011,010	$392,804	51,000,000	$—	$16,547	$409,351	$224,084	$633,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	February 29,	March 29,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,053)	$(9,166)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	4,626	730
Loss on cash flow hedges	—	3,242
Unrealized loss on interest rate swap	74	—
Interest expense on financing obligation	—	925
Loss on termination of financing obligation	—	706
Reserve for rebates receivable	—	1,338
Cash distributions from unconsolidated investees	2,694	—
Equity in earnings of unconsolidated investees	(405)	—
Deferred income taxes	3,537	—
Share-based compensation	56	—
Amortization of debt issuance costs	153	—
Changes in allowance for doubtful accounts	95	—
Changes in operating assets and liabilities:
Accounts receivable and financing receivable, net	(546)	(440)
Cash grants receivable	—	22
Rebates receivable	—	(487)
Solar power systems to be leased under sales type leases	—	78
Prepaid and other current assets	(550)	(1,709)
Deferred revenue	(336)	(214)
Accounts payable and other current liabilities	553	2,761
Net cash provided by (used in) operating activities	2,898	(2,214)
Cash flows from investing activities:
Cash provided by (used in) purchases of property and equipment, net	1,341	(66,655)
Cash paid for acquisitions	(4,887)	—
Distributions from unconsolidated investees	3,584	—
Net cash provided by (used in) investing activities	38	(66,655)
Cash flows from financing activities:
Proceeds from issuance of bank loans, net of issuance costs	—	67,361
Repayment of bank loans	—	(10,840)
Capital contributions from SunPower	9,973	12,541
Capital distribution to SunPower	—	(193)
Cash distribution to Class A members	(4,341)	—
Cash distributions to noncontrolling interests and redeemable noncontrolling interests - tax equity investors	(484)	—
Net cash provided by financing activities	5,148	68,869
Net increase in cash and cash equivalents	8,084	—
Cash and cash equivalents, beginning of period	56,781	—
Cash and cash equivalents, end of period	$64,865	$—
Noncash transactions:
Assignment of financing receivables to a third-party financial institution	$—	$1,279
Property and equipment acquisitions funded by liabilities	3,435	10,808
Additions of ARO assets and liabilities	547	—
Noncontrolling interests obtained through acquisition	864	—
Accrued distributions to noncontrolling interests and redeemable noncontrolling interests - tax equity investors	630	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

The Partnership

8point3 Energy Partners LP (together with its subsidiaries, the “Partnership”) is a limited partnership formed on March 10, 2015 under a master formation agreement by SunPower Corporation (“SunPower”) and First Solar, Inc. (“First Solar” and, together with SunPower, the “Sponsors”) to own, operate and acquire solar energy generation systems. The Partnership’s initial public offering (the “IPO”) was completed on June 24, 2015. 8point3 General Partner, LLC (the “General Partner”), the Partnership’s general partner, is a wholly-owned subsidiary of 8point3 Holding Company, LLC (“Holdings”), an entity owned by SunPower and First Solar.  As of February 29, 2016, 8point3 Energy Partners LP owned a controlling non-economic managing member interest in 8point3 Operating Company, LLC (“OpCo”) and a 28.2% limited liability company interest in OpCo, and the Sponsors collectively owned a noncontrolling 71.8% limited liability company interest in OpCo.

The following table provides an overview of the assets that comprise the Partnership’s portfolio (the “Portfolio”):

				Remaining
				Term of
	Commercial			Offtake Agreement
Project	Operation Date(1)	MW(ac)(2)	Counterparty	(in years)(3)
Utility
Maryland Solar	February 2014	20	First Energy Solutions	17.1
Solar Gen 2	November 2014	150	San Diego Gas & Electric	23.7
Lost Hills Blackwell	April 2015	32	City of Roseville/Pacific Gas and Electric	27.8(4)
North Star	June 2015	60	Pacific Gas and Electric	19.3
RPU	September 2015	7	City of Riverside	24.6
Quinto	November 2015	108	Southern California Edison	19.8

Commercial & Industrial
UC Davis	September 2015	13	University of California	19.5
Macy's	October 2015	3	Macy's Corporate Services	19.7
Kern Phase 1(a) Assets	August 2016	3	Kern High School District	20.0
Residential Portfolio	June 2014	39	Approx. 5,900 homeowners(5)	16.5(6)
Total		435

(1)

For the Macy’s Project and the Kern Phase 1(a) Assets (as defined below), commercial operation date (“COD”) represents the first date on which all of the solar generation systems within each of the Macy’s Project and the Kern Phase 1(a) Assets, respectively, have achieved COD. Please read “—Note 2—Business Combinations—2016 Acquisitions” for further details on the Kern Phase 1(a) Assets. For the Residential Portfolio, COD represents the first date on which all of the residential systems within the Residential Portfolio have achieved COD.

(2)	The megawatts (“MW”) for the projects in which the Partnership owns less than a 100% interest or in which the Partnership is the lessor under any sale-leaseback financing are shown on a gross basis.
(3)	Remaining term of offtake agreement is measured from the later of February 29, 2016 or the COD of the applicable project.
(4)

Remaining term comprised of 2.8 years on a power purchase agreement (“PPA”) with the City of Roseville, California, followed by a 25-year PPA with Pacific Gas and Electric Company (“PG&E”) starting in 2019.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

(5)

Comprised of the approximately 5,900 solar installations located at homes in Arizona, California, Colorado, Hawaii, Massachusetts, New Jersey, New York, Pennsylvania and Vermont, that is held by SunPower Residential I, LLC (the “Residential Portfolio Project Entity”) and has an aggregate nameplate capacity of 39 MW.

(6)	Remaining term is the weighted average duration of all of the residential leases, in each case measured from February 29, 2016.

Basis of Presentation and Preparation

The direct and indirect contributions of the IPO Project Entities (as defined below) by the Sponsors to OpCo in connection with the IPO resulted in a business combination for accounting purposes with the IPO SunPower Project Entities (as defined below) being considered the acquirer of the interests contributed by First Solar in the IPO First Solar Project Entities (as defined below). Therefore, the IPO SunPower Project Entities constitute the “Predecessor.” As used herein, the term “IPO Project Entities” refers to:

•	the IPO SunPower Project Entities, including:
•

Solar Star California XXX, LLC and Solar Star California XXX (2), LLC (collectively, the “Macy’s Project Entities”), which hold the Macy’s Project (as defined in the glossary in this Quarterly Report on Form 10-Q (the “Glossary”));

•	Solar Star California XIII, LLC (the “Quinto Project Entity”), which holds the Quinto Project (as defined in the Glossary);
•	Solar Star California XXXI, LLC (the “RPU Project Entity”), which holds the RPU Project (as defined in the Glossary);
•	Solar Star California XXXII, LLC (the “UC Davis Project Entity”), which holds the UC Davis Project (as defined in the Glossary);
•	the Residential Portfolio Project Entity, which holds the Residential Portfolio Project (as defined in the Glossary); and
•	the IPO First Solar Project Entities, including:
•

Lost Hills Solar, LLC (the “Lost Hills Project Entity”), which holds the Lost Hills Project, and Blackwell Solar, LLC (the “Blackwell Project Entity”), which holds the Blackwell Project (the Lost Hills Project and the Blackwell Project, each defined in the Glossary, together constitute the “Lost Hills Blackwell Project”);

•	Maryland Solar LLC (the “Maryland Solar Project Entity”), which holds the Maryland Solar Project (as defined in the Glossary);
•	North Star Solar, LLC (the “North Star Project Entity”), which holds the North Star Project (as defined in the Glossary); and
•	SG2 Imperial Valley, LLC (the “Solar Gen 2 Project Entity”), which holds the Solar Gen 2 Project (as defined in the Glossary).

In connection with the IPO, SunPower contributed a nearly 100% interest in each of the IPO SunPower Project Entities to OpCo, subject, in the case of the Quinto Project, the RPU Project, the UC Davis Project and the Macy’s Project, to the tax equity investor’s right to a varying portion of the cash flows from the projects. In connection with the IPO, First Solar directly contributed to OpCo a 100% interest in the Maryland Solar Project Entity and indirectly contributed to OpCo a 49% economic interest in each of the Lost Hills Blackwell Project, the North Star Project and the Solar Gen 2 Project.

On January 26, 2016, OpCo entered into a Purchase, Sale and Contribution Agreement (the “Kern Purchase Agreement”) with SunPower pursuant to which OpCo agreed to purchase an interest in the Kern Project, as further described below in Note 2. Effective January 26, 2016, a subsidiary of OpCo acquired from SunPower all of the class B limited liability company interests of SunPower Commercial II Class B, LLC (the “Kern Class B Partnership”). Kern High School District Solar (2), LLC (the “Kern Project Entity”) is an indirect subsidiary of the Kern Class B Partnership, and OpCo holds a controlling interest in the Kern Class B Partnership effective January 26, 2016; therefore, OpCo consolidates this less-than-wholly-owned entity.  Please read “—Note 2—Business Combinations—2016 Acquisitions” for further details.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

The Partnership’s unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and include the accounts of the Partnership, and all of its subsidiaries, as appropriate under consolidation accounting guidelines. The year-end condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. Investments in unconsolidated affiliates in which the Partnership has less than a controlling interest are accounted for using the equity method of accounting. All significant inter-entity accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal, recurring items) necessary to state fairly its financial position, results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the accounting policies previously disclosed in “Note 1. Description of Business and Summary of Significant Accounting Policies” and “Note 2. Summary of Significant Accounting Policies” of the 2015 10-K. Interim results are not necessarily indicative of results for a full year.

Fiscal Years

On June 24, 2015, in connection with the closing of the IPO, the Partnership amended the Partnership Agreement to include a change in the fiscal year to November 30. The first quarter of the Partnership’s fiscal 2016 includes the period from December 1, 2015 to February 29, 2016, consistent with the Partnership’s November 30 fiscal year end. The Predecessor had a 52-to-53 week fiscal year that ended on the Sunday closest to December 31. The corresponding first quarter of fiscal 2015 includes the Predecessor’s period from December 29, 2014 to March 29, 2015 and is comprised of 13 weeks.

The accompanying unaudited condensed consolidated financial statements cover the period from December 1, 2015 through February 29, 2016, representing the entire three-month period of the Partnership’s first quarter of fiscal 2016. The prior year’s comparable three-month period is reported on the basis of the previous first quarter of fiscal 2015 of the Predecessor and, as a result of the change in the Partnership’s fiscal year end, the quarterly periods of its newly adopted fiscal year do not coincide with the historical quarterly periods previously reported by its Predecessor. Financial information for the three months ended February 28, 2015 has not been included in this Quarterly Report on Form 10-Q for the following reasons: (i) the three months ended March 29, 2015 provide as meaningful a comparison to the three months ended February 29, 2016 as would the three months ended February 28, 2015; (ii) the Partnership believes that there are no significant factors, seasonal or otherwise, that would impact the comparability of information if the results for the three months ended February 28, 2015 were presented in lieu of results for the three months ended March 29, 2015; and (iii) it was not practicable or cost justified to prepare this information.

Management Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates in these unaudited condensed consolidated financial statements include the assumptions and methodology underlying the allocations of expenses incurred on the Predecessor’s behalf that were recorded in the Predecessor’s condensed carve-out financial statements, as well as: allowances for doubtful accounts related to accounts receivable and financing receivables; estimates for future cash flows and economic useful lives of property and equipment; the fair value and residual value of leased solar energy systems; fair value of financial instruments; fair value of acquired assets and liabilities; valuation of certain accrued liabilities such as accrued warranty and asset retirement obligation(“ARO”); and income taxes including the related valuation allowance. Actual results could materially differ from those estimates.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued an update to the lease accounting guidance, which requires entities to begin recording assets and liabilities arising from substantially all leases on the balance sheet. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This new guidance will be effective for the Partnership beginning on December 1, 2019 using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Partnership is evaluating the impact of this standard on its unaudited condensed consolidated financial statements and disclosures.

In November 2015, the FASB issued an update which requires entities that present a classified balance sheet to classify all deferred taxes as noncurrent assets or noncurrent liabilities. The new guidance is effective for the Partnership beginning on December 1, 2017. Early adoption of this standard is permitted. The Partnership is evaluating the potential impact of this standard on its unaudited condensed consolidated financial statements and disclosures.

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

In April 2015, the FASB issued an update to the standards for the presentation of debt issuance costs to reduce complexity in accounting standards and to align with International Financial Reporting Standards. The updated standard requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. U.S. GAAP previously required debt issuance costs to be reflected as an asset on the Partnership’s balance sheet. The Partnership elected to early adopt the updated accounting standard, effective in the second quarter of fiscal 2015. There was no reclassification required as there was no debt issuance cost that was recorded as an asset in the prior periods.

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

Note 2. Business Combinations

Acquisition accounting is dependent upon certain valuations and other studies that must be completed as of the acquisition date. The judgments made in the context of the purchase price allocation can materially impact the Partnership’s future results of operations.

2016 Acquisitions

On January 26, 2016, OpCo entered into the Kern Purchase Agreement with SunPower, pursuant to which OpCo agreed to purchase an interest in a solar energy project consisting of systems attached to fixed-tilt carports located at 27 school sites in the Kern High School District located in Kern County, California, and having an aggregate nameplate capacity of 20 MW (the “Kern Project”). OpCo’s acquisition of the Kern Project will be effectuated in three phases, with the closing of the first phase having occurred simultaneously with the execution of the Kern Purchase Agreement.  The following describes the acquisition of each phase:

(i)

Phase 1(a): On January 26, 2016, 8point3 OpCo Holdings, LLC (“OpCo Holdings”), a wholly owned subsidiary of OpCo, acquired from SunPower all of the class B limited liability company interests of the Kern Class B Partnership.  Prior to the date of the execution of the Kern Purchase Agreement and in connection with the closing of the tax equity financing for the Kern Project, described below, the Kern Project Entity, an indirect subsidiary of the Kern Class B Partnership, acquired the assets included in Phase 1(a) (the “Kern Phase 1(a) Assets”). The initial phase of the acquisition of the Kern Project is referred to herein as the “Kern Phase 1(a) Acquisition”.

(ii)	Phase 1(b): At a future closing date, which is expected to occur in the fiscal quarter ending August 31, 2016, the Kern Project Entity will acquire the Kern Phase 1(b) assets from SunPower.
(iii)	Phase 2: At a future closing date, which is expected to occur in the fiscal quarter ending November 30, 2016, the Kern Project Entity will acquire the Kern Phase 2 assets from SunPower.

The aggregate purchase price for the acquisition is $35.0 million in cash, of which OpCo paid approximately $4.9 million on January 27, 2016 in connection with the closing of the first phase on January 26, 2016.  OpCo will pay the remaining balance of the

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

approximately $30.1 million purchase price at the closing of the second and third phases based upon the MW of the assets acquired in such phase.

In addition, on January 22, 2016, a subsidiary of the Kern Class B Partnership entered into a tax equity financing facility with a third-party investor, which allocates to OpCo a certain share of cash flows from the Kern Project pursuant to a distribution waterfall. Pursuant to this distribution waterfall, the tax equity investor is entitled to a quarterly amount of project cash flow until a specified “flip” point is achieved.  After the “flip” point, the cash allocations to OpCo increase.  In addition, upon reaching the flip point, OpCo has a right to purchase the tax equity investor’s interests in the project for an amount that is not less than its fair market value. The tax equity investor will make capital contributions to fund purchase price payments of $28.4 million, which will be made when the Kern Project’s phases meet certain construction milestones and will be transferred to affiliates of SunPower for the remaining purchase price payments. For more information about our tax equity structures in general, please read Part I, Item 1. “Business—Tax Equity Financing” of our 2015 10-K.

For the acquisition completed during the three months ended February 29, 2016, the valuation is based on the preliminary assessment of the fair values of the assets acquired, liabilities assumed and noncontrolling interests as of the acquisition date, and is subject to change as the Partnership obtains additional information for its estimates during the respective measurement period. The Kern Phase 1(a) Acquisition qualifies as a business combination and the Partnership accounts for the transaction under the acquisition method.  The purchase allocation of the identifiable assets acquired, liabilities assumed and noncontrolling interests of the Kern Phase 1(a) Assets is as follows:

(in thousands)	Fair Value
Property and equipment	$9,733
Related party payable	(3,435)
Asset retirement obligation	(547)
Noncontrolling interest	(864)
Net assets acquired	$4,887

Pro forma results of operations for the Kern Phase 1(a) Acquisition has not been presented as the impact of the acquisition is not material to the Partnership’s unaudited condensed consolidated results of operations for the current or prior periods.  The actual results of operations of the Kern Phase 1(a) Assets have been included in the Partnership’s unaudited condensed consolidated results of operations beginning on January 26, 2016.

2015 Acquisitions

For the acquisitions completed in fiscal 2015, the Partnership obtained valuations from a third-party valuation specialist. The valuations calculated from these estimates were based on information available at the acquisition date. Therefore, the Partnership’s purchase price allocations are final and not subject to revision.

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

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

North Star

The North Star Project, located in California, is a fully operational 60 MW grid-connected system contracted to serve a 20-year PPA with PG&E, a subsidiary of PG&E Corporation.

Lost Hills Blackwell

The Lost Hills Blackwell Project, located in California, is a fully operational 32 MW grid-connected system contracted to serve a 25-year PPA with PG&E, a subsidiary of PG&E Corporation, starting in 2019. The Lost Hills Blackwell Project is also contracted to serve a short-term PPA with the City of Roseville, California prior to the system’s PPA with PG&E.

The purchase allocation for the acquired assets and liabilities of the above IPO First Solar Project Entities is as follows:

(in thousands)	Fair Value
Property and equipment	$56,497
Equity method investment - Solar Gen 2	216,483
Equity method investment - North Star	103,849
Equity method investment - Lost Hills Blackwell	34,121
Asset retirement obligation	(2,130)
Total purchase price	$408,820

Note 3. Investment in Unconsolidated Affiliates

The following table summarizes the activity of the Partnership’s investments in its unconsolidated affiliates during the three months ended February 29, 2016:

Three Months Ended
February 29,
Projects	2016
(in thousands)
Balance at the beginning of the period	$352,070
Equity in earnings in unconsolidated affiliates (1)	405
Distributions from unconsolidated affiliates	(6,278)
Balance at the end of the period	$346,197

(1)

The net income (loss) used to determine the Partnership’s equity in earnings of unconsolidated affiliates reflects adjustments pursuant to the equity method of accounting, including the amortization of basis differences resulting from the Partnership’s proportionate share of certain equity method investees’ net assets exceeding their carrying values.

The following table presents summarized financial information for SG2 Holdings, LLC (“SG2 Holdings”) and NS Solar Holdings, LLC (“North Star Holdings”), significant investees, as derived from the unaudited condensed consolidated financial statements of SG2 Holdings and North Star Holdings for the three months ended February 29, 2016 and March 29, 2015, respectively:

	Three Months Ended	Three Months Ended
	February 29,	March 29,
(in thousands)	2016	2015
Summary statements of operations information:
Revenue	$8,650	$7,744
Operating expenses	10,924	7,850
Net loss	(2,170)	(100)

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Note 4. Balance Sheet Components

Financing Receivables

The Partnership’s net investment in sales-type leases presented in “Accounts receivable and short-term financing receivables, net” and “Long-term financing receivables, net” on the unaudited condensed consolidated balance sheets is as follows:

	As of
	February 29,	November 30,
(in thousands)	2016	2015
Minimum lease payment receivable, net (1)	$104,804	$106,432
Unguaranteed residual value	12,954	12,969
Less: unearned income	(32,851)	(33,655)
Net financing receivables	$84,907	$85,746
Short-term financing receivables, net (2)	$2,438	$2,370
Long-term financing receivables, net	$82,469	$83,376

(1)	Allowance for losses on financing receivables was $0.4 million and $0.3 million as of February 29, 2016 and November 30, 2015, respectively.
(2)

Accounts receivable and short-term financing receivables, net on the unaudited condensed consolidated balance sheets includes other trade accounts receivable of $2.2 million and $1.9 million, as of February 29, 2016 and November 30, 2015, respectively.

Current and Non-current Assets

	As of
	February 29,	November 30,
(in thousands)	2016	2015
Prepaid expense and other current assets
Reimbursable network upgrade costs (1)	$8,232	$6,535
Other current assets (2)	1,795	1,498
Total	$10,027	$8,033
Property and equipment, net
Solar energy systems utility	360,943	361,241
Leased solar energy systems	137,675	137,703
Construction-in-progress (3)	9,767	—
	$508,385	$498,944
Less: accumulated depreciation	(16,505)	(12,002)
Total	$491,880	$486,942

Other long-term assets
Reimbursable network upgrade costs (1)	$24,698	$26,142

(1)

In relation to the construction of the Quinto Project, the Predecessor incurred construction costs related to the network upgrade of a transmission grid belonging to a utility company. These costs are reimbursable by the utility company over five years from the date the project reached commercial operation.

(2)

Other current assets included $0.9 million due from SunPower related to system output performance warranties and system repairs in connection with $0.2 million of system output performance warranty accrual and $0.7 million of system repairs accrual recorded in the “Accounts payable and other current liabilities” line item on the unaudited condensed consolidated balance sheets as of both February 29, 2016 and November 30, 2015.

(3)	Construction-in-progress is comprised of project assets related to the Kern Phase 1(a) Assets.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Current and Non-current Liabilities

	As of
	February 29,	November 30,
(in thousands)	2016	2015
Accounts payable and other current liabilities
Trade and accrued accounts payable	$1,919	$713
Related party payable (1)	3,667	171
System output performance warranty	226	237
Residential lease system repairs accrual	699	728
Interest payable	31	34
Derivative financial instruments	685	611
Other short-term liabilities	87	118
	$7,314	$2,612
Other long-term liabilities
Asset retirement obligations	10,658	$9,992
Deferred tax liabilities	16,028	12,491
	$26,686	$22,483

(1)

Related party payable on the unaudited condensed consolidated balance sheets consists of (i) $3.4 million related to the remaining purchase price payable to SunPower for the Kern Phase 1(a) Acquisition as of February 29, 2016; and (ii) $0.2 million as of both February 29, 2016 and November 30, 2015, for accounts payable to related parties associated with O&M, AMA and MSA fees owed to the Sponsors.

Note 5. Commitments and Contingencies

Land Use Commitments

The Partnership is a party to various agreements that provide for payments to landowners for the right to use the land upon which projects under PPAs are located.

The total minimum lease and easement commitments at February 29, 2016 under these land use agreements are as follows:

(in thousands)	2016 (remaining nine months)	2017	2018	2019	2020	Thereafter	Total
Land use payments	$717	$1,131	$1,167	$1,524	$1,580	$54,305	$60,424

Solar Energy System Performance Warranty

Lease agreements require the Partnership to undertake a system output performance warranty. The Partnership has recorded in “Accounts payable and other current liabilities” amounts related to these system output performance warranties totaling $0.2 million as of both February 29, 2016 and November 30, 2015. The Partnership has also recorded in “Other current assets” amounts of $0.2 million as of both February 29, 2016 and November 30, 2015, relating to anticipated performance warranty reimbursements from the O&M provider.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

The following table summarizes accrued solar energy systems performance warranty activity for the three months ended February 29, 2016 and March 29, 2015, respectively:

	Three Months Ended
	February 29,	March 29,
(in thousands)	2016	2015
Balance at the beginning of the period	$237	$525
Settlements during the period	(76)	(62)
Adjustments during the period	65	24
Balance at the end of the period	$226	$487

Asset Retirement Obligations (“ARO”)

The Partnership’s AROs are based on estimated third-party costs associated with the decommissioning of the applicable project assets. These costs may increase or decrease in the future as a result of changes in regulations, engineering designs and technology, permit modifications, inflation or other factors. Decommissioning activities generally are made over a period of time commencing at the end of the system’s life.

The following table summarizes ARO activity for the three months ended February 29, 2016 and March 29, 2015, respectively:

	Three Months Ended
	February 29,	March 29,
(in thousands)	2016	2015
Balance at the beginning of the period	$9,992	$—
ARO assumed in acquisition	547	—
Accretion expense	119	—
Liabilities incurred during the period	—	903
Balance at the end of the period	$10,658	$903

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

Environmental Contingencies

The Partnership reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. During the three months ended February 29, 2016 and March 29, 2015, there were no known environmental contingencies that required the Partnership to recognize a liability.

Note 6. Lease Agreements and Power Purchase Agreements

Lease Agreements

As of February 29, 2016, the Partnership’s unaudited condensed consolidated financial statements include approximately 5,900 residential lease agreements which have original terms of 20 years and are classified as either operating or sales-type leases. In addition, the lease agreement for the Maryland Solar Project has a lease term that will expire on December 31, 2019, and the lessee, who is an affiliate of First Solar, is obligated to pay a fixed amount of rent that is set based on the expected operations of the plant.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

The following table presents the Partnership’s minimum future rental receipts on operating leases (including the lease agreement for the Maryland Solar Project and the residential lease portfolio) placed in service as of February 29, 2016:

(in thousands)	2016 (remaining nine months)	2017	2018	2019	2020	Thereafter	Total
Minimum future rentals on residential operating leases placed in service (1)	$2,768	$3,708	$3,728	$3,749	$3,770	$46,414	$64,137
Maryland Solar lease	4,294	5,231	5,173	4,912	—	—	19,610
Total operating leases	$7,062	$8,939	$8,901	$8,661	$3,770	$46,414	$83,747

(1)

Minimum future rentals on operating leases placed in service do not include contingent rentals that may be received from customers under agreements that include performance-based incentives and executory costs.

As of February 29, 2016, future maturities of net financing receivables for sales-type leases are as follows:

(in thousands)	2016 (remaining nine months)	2017	2018	2019	2020	Thereafter	Total
Scheduled maturities of minimum lease payments receivable (1)	$4,153	$5,619	$5,707	$5,794	$5,886	$77,645	$104,804

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

Note 7. Debt and Financing Obligations Term Loan and Revolving Credit Facility

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

As of February 29, 2016, the full amount of the $300.0 million term loan facility and approximately $48.6 million of letters of credit under the revolving credit facility were outstanding. As of November 30, 2015, the full amount of the $300.0 million term loan facility and approximately $48.8 million of letters of credit under the revolving credit facility were outstanding. The remaining portion of the revolving credit facility and the delayed draw term loan facility are undrawn.

OpCo’s credit facility is collateralized by a pledge of the equity of OpCo and certain of its subsidiaries. The Partnership and each of OpCo’s subsidiaries, other than certain non-guarantor subsidiaries, have guaranteed the obligations of OpCo under the credit facility.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Loans outstanding under the credit facility bear interest at either (i) a base rate, which is the highest of (x) the federal funds rate plus 0.50%, (y) the administrative agent’s prime rate and (z) one-month LIBOR, in each case, plus an applicable margin; or (ii) one-, two-, three- or six-month LIBOR plus an applicable margin. The unused portion of the revolving credit facility and delayed draw term loan facility is subject to a commitment fee of 0.30% per annum. OpCo may prepay the borrowings under the term loan facility and the delayed draw term loan facility at any time. Subject to certain conditions, the credit facility includes conditional borrowing capacity for incremental commitments to increase the term loan facility and the revolving credit facility by $250 million, with any increase in the revolving credit facility not to exceed $100.0 million. The term loan bears an interest rate of approximately 2.64% and 2.41% per annum as of February 29, 2016 and November 30, 2015, respectively. OpCo has entered into interest rate swap agreements to hedge the interest rate on the borrowings under the term loan facility. For more details, please read “—Note 8. Fair Value”.

This credit facility contains covenants, including among others, requiring the Partnership to maintain the following financial ratios beginning in the fiscal quarter ending August 31, 2015: (i) a debt to cash flow ratio of not more than (a) 7.00 to 1.00 for the fiscal quarters ending August 31, 2015 through May 31, 2016, (b) 5.50 to 1.00 for the fiscal quarters ending August 31, 2016 through May 31, 2017, and (c) 5.00 to 1.00 for each fiscal quarter ending thereafter; and (ii) a debt service coverage ratio of not less than 1.75 to 1.00. In addition, an event of default occurs under the credit facility upon a change of control. The credit facility defines a change of control as occurring when, among other things, (i) the Sponsors (or either of them) cease to direct the management, directly or indirectly, of the Partnership or OpCo, or (ii) the Sponsors collectively cease to own 35% of the economic interest in OpCo. In addition, this credit facility contains customary non-financial covenants and certain restrictions that will limit the Partnership’s, OpCo’s and certain of the Partnership’s and its domestic subsidiaries’ ability to, among other things, incur or guarantee additional debt and to make distributions on or redeem or repurchase OpCo common units. As of February 29, 2016, the Partnership was in compliance with the debt covenants.

The following table summarizes the Partnership’s term loan:

	February 29, 2016		November 30, 2015
(in thousands)	Amount	Interest Rate	Amount	Interest Rate
Term loan due June 2020	$300,000	2.64%	$300,000	2.41%
Less: debt issuance costs	(2,641)	N/A	(2,794)	N/A
Total	$297,359		$297,206

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

Residential Lease Financing

The Predecessor entered into two financing arrangements under which leased solar energy systems were financed by two third-party investors. Under the terms of these financing arrangements, the investors provided upfront payments to the Predecessor, which the Predecessor recognized as a financing obligation that was reduced over the specified term of the arrangement as customer receivables and federal cash grants were received by the third-party investors. Non-cash interest expense was recognized on the Partnership’s unaudited condensed consolidated statement of operations using the effective interest rate method calculated at a rate of approximately 14%-15%.

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

August 2011 Letter of Credit Facility with Deutsche Bank

In August 2011, the Predecessor’s parent, SunPower, entered into a letter of credit facility agreement with Deutsche Bank, as administrative agent, and certain financial institutions. Payment of obligations under the letter of credit facility is guaranteed by the majority shareholder of SunPower, Total S.A. As of February 29, 2016 and November 30, 2015, letters of credit issued for the Quinto Project and the RPU Project and outstanding under the August 2011 letter of credit facility with Deutsche Bank which is available to SunPower totaled $14.0 million and $30.7 million, respectively. The associated fees incurred for the letters of credit to Deutsche Bank were $0.1 million during both the three months ended February 29, 2016 and March 29, 2015, and were recognized as interest expense in the unaudited condensed consolidated statements of operations. Pursuant to the Omnibus Agreement, SunPower as the Sponsor who contributed the Quinto Project cancelled one of its letter of credit facilities associated with the Quinto Project upon its achieving COD in November 2015. However, SunPower will continue to maintain the remaining letters of credit under this credit facility in connection with certain reimbursable network upgrade costs related to the Quinto Project and will bear the associated fees until no later than November 2016. Since the RPU Project achieved COD in September 2015, SunPower as the Sponsor who contributed the RPU Project is in the process of terminating the related letters of credit, and the Partnership has issued the required letters of credit under its revolving credit facility.

Note 8. Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Partnership’s assets and liabilities measured at estimated fair value on a recurring basis, categorized in accordance with the fair value hierarchy:

	February 29, 2016			November 30, 2015
	FAIR VALUE MEASUREMENTS			FAIR VALUE MEASUREMENTS
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Liabilities
Derivative financial instruments	$—	$685	$685	$—	$611	$611
Total liabilities	$—	$685	$685	$—	$611	$611

Derivative financial instruments: On July 17, 2015, OpCo entered into interest swap agreements intended to hedge the interest rate risk on the outstanding and forecasted future borrowings under the term loan with an aggregate notional value of $240.0 million. Under the interest rate swap agreements, OpCo will pay a fixed swap rate of interest of 1.55% and the counterparties to the

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

agreements will pay a floating interest rate based on three-month LIBOR at quarterly intervals through the maturity date of August 31, 2018. OpCo also has the right to cancel the interest rate swap agreements on August 31, 2016 and any quarterly fixed payment date thereafter with a minimum of five business days’ notification. As of February 29, 2016 and November 30, 2015, these interest rate swap agreements had not been designated as cash flow hedges. These interest rate swap agreements are reflected at fair value and have been presented in other current liabilities on the unaudited condensed consolidated balance sheets since OpCo has the right to cancel the swap agreements within one year of the balance sheet date. During the three months ended February 29, 2016, the Partnership recorded a change in fair value of $0.1 million within other expense in the unaudited condensed consolidated statement of operations.  The primary inputs into the valuation of interest rate swaps are interest yield curves, interest rate volatility, and credit spreads. The Partnership's interest rate swaps are classified within Level 2 of the fair value hierarchy, since all significant inputs are corroborated by market observable data. There were no transfers in or out of Level 1, Level 2 and Level 3 during the period.

The Predecessor entered into interest rate swap agreements, designated as cash flow hedges, in the fourth quarter of the year ended December 28, 2014 on the outstanding and forecasted future borrowings under the Quinto Credit Facility to reduce the impact of changes in interest rates. These swap agreements allowed the Predecessor to effectively convert floating-rate payments into fixed-rate payments periodically over the life of the agreements. These derivatives had a maturity of more than 12 months. The Predecessor assessed the effectiveness of these cash flow hedges at inception and on a quarterly basis. If it was determined that a derivative instrument was not highly effective or the transaction was no longer deemed probable of occurring, the Predecessor discontinued hedge accounting and recognized the ineffective portion in current period earnings. In March 2015, the Predecessor discontinued hedge accounting prospectively for its interest rate swap agreements under the Quinto Credit Facility, as it was no longer deemed probable that the hedge transactions will occur. However, because it remained possible that the forecasted hedge transactions would occur, previously recognized loss of $3.0 million on the interest rate swaps remained in accumulated other comprehensive loss as of March 29, 2015, and such loss was reclassified into earnings during the quarter ended June 28, 2015, the same period that the forecasted hedged transactions affect earnings or was otherwise deemed to be improbable of occurrence. During the three months ended March 29, 2015, $3.2 million related to the ineffective portion was recognized in earnings within other expense in the unaudited condensed consolidated statement of operations.

Liabilities Measured at Fair Value on a Nonrecurring Basis

Long-term debt and financing obligations: The estimated fair value of the Partnership’s long-term debt was classified within Level 2 of the fair value hierarchy as of February 29, 2016 and November 30, 2015, and approximated its carrying value of $297.4 million and $297.2 million, respectively, as the term loan facility is a variable rate debt with the interest rate indexed to the market and reset on a frequent and short-term basis.

Note 9. Noncontrolling Interests

Noncontrolling interests represent the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to the Partnership. For accounting purposes, the holders of noncontrolling interests of the Partnership include the Sponsors, which are SunPower and First Solar, as described in Note 1, and third-party investors under the tax equity financing facilities. As of both February 29, 2016 and November 30, 2015, First Solar and SunPower had noncontrolling interests of 31.1% and 40.7%, respectively, in OpCo.

In addition, certain subsidiaries of OpCo have entered into tax equity financing facilities with third-party investors under which the parties invest in entities that hold the solar power systems. The Partnership, through OpCo, holds controlling interests in these less-than-wholly-owned entities and has therefore fully consolidated these entities. The Partnership accounts for the portion of net assets using the Hypothetical Liquidation at Book Value (“HLBV”) Method in the consolidated entities attributable to the investors as "Redeemable noncontrolling interests" and "Noncontrolling interests" in its unaudited condensed consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified as "Redeemable noncontrolling interests in subsidiaries" between liabilities and equity on the unaudited condensed consolidated balance sheets.

As of February 29, 2016 and November 30, 2015, redeemable noncontrolling interests were $57.1 million and $89.7 million, respectively, and noncontrolling interests were $9.3 million and $11.8 million, respectively.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

In addition, in connection with the Kern Phase 1(a) Acquisition on January 26, 2016, OpCo acquired the noncontrolling interest balance totaling $0.9 million. Please read “—Note 2—Business Combinations—2016 Acquisitions” for further details.

During the three months ended February 29, 2016 and March 29, 2015, such indirect subsidiaries of OpCo received no contributions from third-party investors under the related facilities and attributed $34.9 million and zero, respectively, in losses to the third-party investors primarily as a result of allocating certain assets, including tax credits, if any, to the investors. During the three months ended February 29, 2016 and March 29, 2015, such indirect subsidiaries of OpCo made $0.9 million and zero, respectively, in distributions to third-party investors under the related facilities.

The following table presents the noncontrolling interest balances by entity, reported in shareholders’ equity in the unaudited condensed consolidated balance sheets as of February 29, 2016 and November 30, 2015:

	As of
	February 29,	November 30,
(in thousands)	2016	2015
First Solar	$169,405	$159,624
SunPower	45,412	22,661
Tax equity investors	9,267	11,773
Total	$224,084	$194,058

Note 10. Shareholders’ Equity

The Partnership’s Class A shares and Class B shares represent limited partner interests in the Partnership. The Partnership Agreement authorizes the issuance of an unlimited number of Class A shares and Class B shares. The number of Class A shares issued by the Partnership will at all times equal the number of OpCo common units held by the Partnership. The number of Class B shares issued by the Partnership will at all times equal the aggregate number of OpCo common and subordinated units held by persons or entities other than the Partnership. The holders of Class A shares and Class B shares are entitled to exercise the rights or privileges available to limited partners under the Partnership Agreement, but only holders of Class A shares are entitled to participate in the Partnership’s distributions. Holders of Class B shares, in their capacity as such, do not have any rights to profits or losses or any rights to receive distributions from operations or upon the liquidation or winding-up of the Partnership. Each Class B share is entitled to one vote on matters that are submitted to our Class B shareholders for a vote. Class A shares and the Class B shares are treated as a single class on all such matters submitted for a vote of our Class A and Class B shareholders other than votes requiring a share majority during the subordination period as described in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions of Available Cash—Distributions of Available Cash by OpCo—Subordination Period” of our 2015 10-K. The Partnership is required to distribute its available cash (as defined in the Partnership Agreement) to the holders of Class A shares each quarter.  The Partnership’s Class A shareholders and Class B shareholders have only limited voting rights and at times vote together or as separate classes. These voting rights include, but are not limited to, certain amendments to the Partnership Agreement, merger or dissolution of the Partnership or the sale of all or substantially all of the Partnership’s assets and removal of the General Partner.  The Partnership’s shareholders are not entitled to elect the General Partner or its directors.  If at any time the General Partner and its affiliates control more than 80% of the aggregate of (i) the number of Class A shares then outstanding and (ii) the number of Class B shares equal to the number of OpCo common units owned by the Sponsors and their affiliates, the General Partner will have the right to acquire all, but not less than all, of the shares of such class then outstanding held by unaffiliated persons as of a record date to be selected by the General Partner, on at least ten but not more than 60 days’ notice. The purchase price in the event of this purchase is the greater of (i) the highest cash price paid by either of the General Partner or any of its affiliates for any share of the class purchased within the 90 days preceding the date on which the General Partner first mails notice of its election to purchase those shares; and (ii) the current market price calculated in accordance with the Partnership Agreement as of the date three business days before the date the notice is mailed. The Partnership is a party to an Exchange Agreement whereby it has agreed in certain situations to issue Class A shares to the Sponsors in exchange for an equal number of Class B shares and OpCo common units.  Under the terms of the Exchange Agreement, each Sponsor has the right to receive, at the election of OpCo and with the approval of the conflicts committee, either the number of the Class A shares equal to the number of Tendered Units or a cash payment equal to the number of Tendered Units (as defined in the Exchange Agreement) multiplied by the then current trading price of Class A shares. Alternatively, each of OpCo and Partnership have the right, with the approval of the conflicts committee, to acquire such Class B shares and OpCo common units for cash. OpCo’s equity consists of common units, subordinated units and incentive distribution rights (“IDRs”), which represent a variable interest in distributions after certain distribution thresholds are met.  OpCo’s limited liability company agreement authorizes the issuance of an unlimited number of

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

common units and subordinated units.  OpCo is required to distribute its available cash (as defined in OpCo’s limited liability company agreement) to the holders of its common units, subordinated units and IDRs each quarter. Distributions, other than liquidating distributions, are made to such holders according to a predetermined waterfall.  During the subordination period, OpCo’s common units have a preference on such distributions until each unit has received the minimum quarterly distribution for such quarter and any arrearages on the minimum quarterly distribution for previous quarters and OpCo’s common units and subordinated units have a preference on such distributions until each unit has received 150% of the minimum quarterly distribution for such quarter. Thereafter, the IDRs are entitled to an increasing amount of any excess distributed.  After the subordination period, the IDRs are not entitled to distributions until each OpCo unit has received 150% of the minimum quarterly distribution for such quarter. In addition, during the forbearance period, the OpCo common units, subordinated units and IDRs held by the Sponsors are not entitled to any distributions. Liquidating distributions are made according to the balance in each holder’s capital account upon liquidation.  Similar to the voting rights of Class A shareholders and Class B shareholders, OpCo’s common unitholders and subordinated unitholders have only limited voting rights and at times vote together or as separate classes.  These voting rights include, but are not limited to, certain amendments to OpCo’s limited liability company agreement, merger or dissolution of OpCo or the sale of all or substantially all of OpCo’s assets.  Holders of IDRs have no voting rights.

Initial Public Offering

On June 24, 2015, the Partnership completed its IPO by issuing 20,000,000 of its Class A shares representing limited partner interests in the Partnership at a price to the public of $21.00 per share for aggregate gross proceeds of $420.0 million. The underwriting discount of $23.1 million and the structuring fee of $3.2 million paid to the underwriters, for a total of $26.3 million, were deducted from the gross proceeds from the IPO. This amount excludes offering expenses, which were paid by the Sponsors. On June 18, 2015, the Partnership granted the underwriters a 30-day option to purchase up to an additional 3,000,000 Class A shares representing limited partner interests in the Partnership at the IPO price less an underwriting discount and structuring fee. Upon the expiration of the underwriter’s option to purchase additional shares, OpCo issued 1,300,995 OpCo common units to First Solar and 1,699,005 OpCo common units to SunPower Additionally, under OpCo’s limited liability company agreement, in the event OpCo issues common units to any person or entity other than the Partnership, the Partnership agreed to issue the same number of Class B shares to such other person or entity. As of February 29, 2016, the Partnership owned a 28.2% limited liability company interest in OpCo as well as a controlling noneconomic managing member interest in OpCo and the Sponsors collectively owned 51,000,000 Class B shares in the Partnership, with SunPower and First Solar having owned 28,883,075 and 22,116,925 Class B shares, respectively, and together, having owned a noncontrolling 71.8% limited liability company interest in OpCo.

The Partnership received net proceeds of $393.8 million from the sale of the Class A shares in the IPO after deducting underwriting fees and structuring fees (exclusive of offering expenses paid by the Sponsors).

The Partnership used all of the net proceeds of the IPO to purchase 20,000,000 OpCo common units from OpCo. OpCo (i) used  approximately $154.4 million of such net proceeds to make a cash distribution to First Solar and, approximately $201.6  million of such net proceeds to make a cash distribution to SunPower, and (ii) retained approximately $37.8 million of such net proceeds for general purposes, including to fund future acquisition opportunities.

As of February 29, 2016, the following shares of the Partnership were outstanding:

	Number
Shares	Outstanding	Shareholder
Class A shares	20,011,010	Public
Class B shares	22,116,925	First Solar
Class B shares	28,883,075	SunPower
Total shares outstanding	71,011,010

Cash Distribution

On January 14, 2016, the Partnership paid its fourth quarter distribution of $4.3 million to Class A shareholders for the period from September 1, 2015 to November 30, 2015.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Note 11. Net Income Per Share

Basic net income per share is computed by dividing net income for the three months ended Feburary 29, 2016 attributable to Class A shareholders by the weighted average number of Class A shares outstanding for the applicable period. Diluted net income per share is computed using basic weighted average Class A shares outstanding plus, if dilutive, any potentially dilutive securities outstanding during the period using the treasury-stock-type method. Pursuant to the Exchange Agreement among the Partnership, the General Partner, OpCo, a wholly owned subsidiary of SunPower and a wholly owned subsidiary of First Solar, the Sponsors can tender OpCo common units and an equal number of such Sponsor’s Class B shares for redemption, and the Partnership has the right to directly purchase the tendered units for, subject to the approval of its conflicts committee, cash or Class A shares. If Class B shares were converted into Class A shares, the net income attributable to Class A shares would proportionately increase, resulting in no change to net income per share for the three months ended Feburary 29, 2016. In addition, there were no potentially dilutive securities (including any stock options, restricted stock and restricted stock units) for the three months ended Feburary 29, 2016. Accordingly, basic and diluted net income per share for the three months ended Feburary 29, 2016 was as follows:

Three Months Ended
February 29,
(in thousands, except per share amounts)	2016
Basic net income per share:
Numerator:
Net income attributable to Class A shareholders	$5,308

Denominator:
Basic weighted-average shares	20,007

Basic net income per share	$0.27

Diluted net income per share:
Numerator:
Net income attributable to Class A shareholders	$5,308
Add: Additional net income attributable to Class A shares due to increased percentage ownership in OpCo, net of tax, from the conversion of Class B shares	4,112
$9,420

Denominator:
Basic weighted-average shares	20,007
Effect of dilutive securities:
Class B shares (1)	15,500
Diluted weighted-average shares	35,507

Diluted net income per share	$0.27

(1)	Up to the amount of OpCo common units held by Sponsors

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

Costs incurred for these services were $0.4 million for the three months ended February 29, 2016.

Engineering, Procurement and Construction Agreements

Various projects are designed, engineered, constructed and commissioned pursuant to EPC agreements with affiliates of the Sponsors, which may include a 2- to 10-year system warranty against defects in materials, construction, fabrication and workmanship, and in some cases, may include a 25-year power and product warranty on certain modules.

As of February 29, 2016, all of the projects contributed by the Sponsors on the date of the IPO have achieved COD. The Kern Phase 1(a) Assets are construction-in-progress and expected to achieve COD within the quarter ending August 31, 2016. SunPower as the EPC provider is required to complete the Kern Phase 1(a) Assets and pursuant to the Omnibus Agreement, all the associated costs to complete the Kern Phase 1(a) Assets are obligations of SunPower.

Operations and Maintenance Agreements and Asset Management Agreements

The Project Entities and certain other subsidiaries have entered into O&M agreements and AMAs with affiliates of the Sponsors, as applicable (except where such persons are otherwise subject to O&M agreements or AMAs with unaffiliated third parties). Under the terms of the O&M agreements and the AMAs, such affiliates have agreed to provide a variety of operation, maintenance and asset management services, and certain performance warranties or availability guarantees, to the subsidiaries of the Partnership in exchange for annual fees, which are subject to certain adjustments.

O&M services to the leased solar energy systems, also known as executory costs, were allocated to the Predecessor by SunPower and disclosed as cost of operations-SunPower in the combined carve-out statement of operations of the Predecessor.

Costs incurred for O&M and AMA services were $1.0 million and $0.2 million for the three months ended February 29, 2016 and March 29, 2015, respectively.

Omnibus Agreement

In connection with the IPO, the Partnership entered into an omnibus agreement (the “Omnibus Agreement”), with its Sponsors, the General Partner, OpCo and Holdings, under which (i) each Sponsor was granted an exclusive right to perform certain services not otherwise covered by an O&M agreement or an AMA on behalf of the IPO Project Entities contributed by such Sponsor, (ii) with respect to any project in the Portfolio that did not achieve commercial operation as of the closing of the IPO, the Sponsor who contributed such project will pay to OpCo all costs required to complete such project, as well as certain liquidated damages in the event such project fails to achieve operability pursuant to an agreed schedule, (iii) each Sponsor agreed to certain undertakings on the part of its affiliates who are members of the IPO Project Entities or who provide asset management, construction, operating and maintenance and other services to the IPO Project Entities contributed by such Sponsor, (iv) to the extent a Sponsor continues to post credit support on behalf of an IPO Project Entity after it has been contributed to OpCo, OpCo agreed to reimburse such Sponsor upon any demand or draw under such credit support, and the Sponsor agreed to maintain such support pursuant to the applicable underlying contractual or regulatory requirements, (v) each Sponsor agreed to indemnify OpCo for any costs it incurs with respect to certain tax-related events and events in connection with tax equity financing arrangements, and (vi) the parties agreed to a mutual undertaking regarding confidentiality and use of names, trademarks, trade names and other insignias.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

In August 2015, the Omnibus Agreement was amended to provide that (i) with respect to each of the North Star Project and the Quinto Project, which were contributed to the Partnership by First Solar and SunPower, respectively, the Sponsors agreed to pay to OpCo the difference, if any, between the amount of network upgrade refunds projected to be received in respect of the Sponsor’s project at the time of contribution and the amount of network upgrade refunds projected to be received in respect of such project at the commencement of commercial operation of such project; and (ii) SunPower agreed to indemnify OpCo for certain costs it may incur in connection with the termination of certain tax equity financing arrangements relating to the contributed residential lease portfolios, which occurred before the Partnership’s IPO. During the three months ended February 29, 2016, the Partnership received a $10.0 million indemnity payment for a shortfall associated with the network upgrade refunds projected to be received.

In November 2015, the Omnibus Agreement was amended to provide that the indemnity for energy produced prior to commercial operation owed by each Sponsor to OpCo will be calculated on an aggregate basis with respect to all projects contributed by such Sponsor in connection with the IPO, rather than on a project-by-project basis. As a result of this indemnity, the Partnership received $3.9 million as an indemnity payment from SunPower for a test energy shortfall associated with the Quinto Project.

On January 26, 2016, in connection with the Kern Phase 1(a) Acquisition, the Omnibus Agreement was amended to update the schedules thereto to include the solar power systems held indirectly by the Kern Class B Partnership at the closing of the Kern Phase 1(a) Acquisition for all purposes, except for certain tax indemnities which are included in the Kern Purchase Agreement.

The Omnibus Agreement was further amended in March 2016 and April 2016 and was amended and restated in April 2016. Please read “—Note 15—Subsequent Events” for further details.

Promissory Note

On November 25, 2015, OpCo, issued a Promissory Note to First Solar in the principal amount of $2.0 million (the “Note”), in exchange for First Solar’s loan of such amount to OpCo. Upon the receipt of certain payments by the Solar Gen 2 Project Entity from SDG&E under the power purchase agreement between the Solar Gen 2 Project Entity and SDG&E, which had been previously withheld pending completion of an administrative requirement (each, a “Specified Payment”), OpCo is obligated to repay a portion of the principal amount of the Note equal to such Specified Payment and the unpaid balance of all interest accrued under the Note to and including the date of such repayment. Interest will accrue at a rate of 1% on the portion of the principal of the Note equal to the amount of each Specified Payment from the date SDG&E remits such payment to the Solar Gen 2 Project Entity through the date that OpCo repays such amount to First Solar as described above. OpCo is permitted to prepay the Note at any time without penalty or premium.

Purchase and Sale Agreements

Prior to the closing of the IPO, each of (i) SSCA XIII Holding Company, LLC, an indirect subsidiary of OpCo and the holder of the Quinto Project Entity (“Quinto Holdings”), (ii) SSCA XXXI Holding Company, LLC, an indirect subsidiary of OpCo and the indirect holder of the RPU Project Entity (“RPU Holdings”), and (iii) SunPower Commercial Holding Company I, LLC, an indirect subsidiary of OpCo and the holder of the UC Davis Project Entity and the Macy’s Project Entities (“C&I Holdings,” and together with Quinto Holdings and RPU Holdings, the “SP Holding Companies”), entered into purchase and sale agreements (collectively, the “PSAs”) with affiliates of SunPower in connection with SunPower’s contribution of the SP Holding Companies to OpCo, and also entered into certain tax equity financing arrangements with third party investors to finance the purchases of the SP Holding Companies. Pursuant to the PSAs, the purchase prices were paid in installments, which were made when the projects met certain construction milestones, with final installment payments due upon COD. Since all of these projects have attained COD, there are no purchase price payments remaining.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

On January 26, 2016, OpCo entered into the Kern Purchase Agreement with SunPower pursuant to which OpCo agreed to purchase an interest in the Kern Project, as further described above in Note 2. Effective January 26, 2016, a subsidiary of OpCo acquired from SunPower all of the class B limited liability company interests of the Kern Class B Partnership.  Pursuant to the Kern Purchase Agreement, the purchase price for the Kern Project will be paid by OpCo when each phase of the project reaches “mechanical completion.” In addition, on January 22, 2016, a subsidiary of the Kern Class B Partnership entered into a tax equity financing facility with a third-party investor, which allocates to OpCo a certain share of cash flows from the Kern Project pursuant to a specified distribution waterfall. Additional purchase price payments of $28.4 million will be funded by the tax equity investor’s capital contributions, which will be made when the Kern Project’s phases meet certain construction milestones and will be transferred to affiliates of SunPower for the remaining purchase price payments. Please read “—Note 2—Business Combinations—2016 Acquisitions” for further details.

Maryland Solar Lease Arrangement

The Maryland Solar Project Entity has leased the Maryland Solar Project to an affiliate of First Solar. Under the arrangement, First Solar’s affiliate is obligated to pay a fixed amount of rent that is set based on the expected operations of the plant. The lease agreement will expire on December 31, 2019.

Operating Expense Allocations

The Predecessor’s condensed carve-out financial statements include allocations of certain SunPower operating expenses. The allocations include: (i) charges that were incurred by SunPower that were specifically identified as attributable to the Predecessor; and (ii) an allocation of applicable SunPower operating expenses based on the proportional level of effort attributable to the operation of the Predecessor’s portfolio of solar energy systems leased to residential homeowners and projects under construction. These expenses include legal, accounting, tax, treasury, information technology, insurance, employee benefit costs, human resources, procurement and other corporate services and infrastructure costs. The allocation of applicable SunPower operating expenses was principally based on management’s estimate of the proportional level of effort devoted by corporate resources. The amounts allocated to the Predecessor related to SunPower operating expenses were $2.5 million in the three months ended March 29, 2015, and are disclosed as SG&A expenses on the unaudited condensed consolidated statement of operations.

Note 13. Income Taxes

The provision for income taxes differed from the amount computed by applying the statutory U.S. federal rate of 35% primarily due to the tax impact of equity in earnings, the tax impact of noncontrolling interest, a permanent difference between the amount recognized as deductible for U.S. GAAP and tax purposes related to board of director share-based compensation, and state tax rates (net of federal benefit) in various jurisdictions, most significantly California.

The Partnership’s financial reporting year-end is November 30 while its tax year-end is December 31. The Partnership has elected to base the tax provision on the financial reporting year; therefore, since the 2016 financial reporting year is December 1, 2015 through November 30, 2016, the taxable income (loss) included in the 2016 tax provision is for the tax year ended December 31, 2015. The provision accrued at the financial reporting year-end will be a discrete period computation, and the tax credits and permanent differences recognized in that accrual will be those generated between the tax year-end date and the financial reporting year-end date.

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

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

The Partnership recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Partnership considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If the Partnership determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Note 14. Segment Information

The Partnership manages its Portfolio as one segment that operates a portfolio of solar energy generation systems. It operates as a single reportable segment based on the “management” approach.

All operating revenues for the three months ended February 29, 2016 and March 29, 2015 were from customers located in the United States. Operating revenues from one customer, First Solar, as lessee of the Maryland Solar Project, accounted for 18% and zero of total operating revenues for the three months ended February 29, 2016 and March 29, 2015, respectively. Long-lived assets consisting of property and equipment, net, were located in the United States.

Note 15. Subsequent Events

The Partnership declared a first quarter distribution for its Class A shares of $0.2246 per share for the period from December 1, 2015 to February 29, 2016. The first quarter distribution will be paid on April 14, 2016 to shareholders of record as of April 5, 2016.

On March 28, 2016, OpCo entered into an Amendment and Waiver to Right of First Offer Agreement (the “Waiver”) with First Solar. Pursuant to the Waiver, OpCo waived certain of its rights under the Right of First Offer Agreement, dated as of June 24, 2015, between OpCo and First Solar (the “First Solar ROFO Agreement”), and First Solar and OpCo agreed to amend certain provisions of the First Solar ROFO Agreement.

Pursuant to the First Solar ROFO Agreement, First Solar previously granted to OpCo a right of first offer to purchase certain solar energy generating facilities for a period of five years. Such solar projects included the 300 MWac Stateline facility in San Bernardino County, California (“Stateline”). Pursuant to the Waiver, OpCo waived its rights under the First Solar ROFO Agreement with respect to 24% of the aggregate interest in Stateline. Concurrently, OpCo’s rights under the First Solar ROFO Agreement were expanded to cover First Solar’s 100 MWac Switch Station 1 and 79-MW Switch Station 2 facilities in Clark County, Nevada (collectively, “Switch Station”), which had not previously been subject to the First Solar ROFO Agreement. Additionally, OpCo and First Solar agreed to impose certain limitations on First Solar’s right to offer projects to OpCo under the First Solar ROFO Agreement (each, a “ROFO Offer”). These limitations include commitments by First Solar (i) to not make ROFO Offers in respect of Switch Station or Stateline before February 1, 2017 and October 1, 2016, respectively, and (ii) during the period between October 1, 2016 and December 31, 2016, to limit all ROFO Offers in respect of Stateline to either (A) an offer for 50% of First Solar’s remaining indirect interest or (B) an offer pursuant to which OpCo may elect to purchase either 50% or 100% of First Solar’s remaining indirect interest.

On March 30, 2016, in connection with the Kingbird Purchase Agreement and the Hooper Contribution Agreement (each as described below), OpCo drew down $40.0 million from its revolving credit facility and $25.0 million from its delayed draw term loan facility.

On March 31, 2016, OpCo entered into a Purchase and Sale Agreement (the “Kingbird Purchase Agreement”) with First Solar and First Solar Asset Management, LLC, a wholly-owned subsidiary of First Solar (“Kingbird Seller”), to acquire an interest in two 20 MWac photovoltaic solar generating projects located in Kern County, California (together, the “Kingbird Project”) for aggregate consideration of approximately $60.0 million in cash (the “Kingbird Acquisition”). Consideration for the Kingbird Acquisition comprises a $42.9 million payment at closing to Kingbird Seller and a $17.1 million contribution to be made at one or more future dates to FSAM Kingbird Solar Holdings, LLC, the acquired company, which will be paid to an affiliate of First Solar for the remaining balance due under the Kingbird Project’s Engineering, Procurement and Construction contract.  Ownership and cash flows of the Kingbird Project are subject to a tax equity financing arrangement with State Street Bank and Trust Company. The closing of

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

the Kingbird Acquisition occurred simultaneously with the execution of the Kingbird Purchase Agreement and OpCo funded 100% of the approximately $42.9 million payment for the Kingbird Project with a combination of cash on hand, drawings under OpCo’s revolver and drawings under OpCo’s delayed draw facility.

Also on March 31, 2016, OpCo entered into a Contribution Agreement (the “Hooper Contribution Agreement”) with SunPower and SunPower AssetCo, LLC, a wholly-owned subsidiary of SunPower (“Hooper Seller”), to acquire an interest in the 50 MWac photovoltaic solar generating project located in Alamosa County, Colorado (the “Hooper Project”) for $53.5 million in cash (the “Hooper Acquisition”). Ownership and cash flows of the Hooper Project are subject to a tax equity financing arrangement with an affiliate of Wells Fargo & Company. The Hooper Acquisition closed on April 1, 2016 and OpCo funded 100% of the purchase price for the Hooper Project with a combination of cash on hand, drawings under OpCo’s revolver and drawings under OpCo’s delayed draw facility.

The allocation of the $60.0 million purchase price and $53.5 million purchase price of the Kingbird Acquisition and Hooper Acquisition, respectively, for assets acquired and liabilities assumed is subject to completion of a formal valuation process and review by management, which has not yet been completed.  Pro forma results of operations for the acquisitions have not been presented as the impact of the acquisitions are not material to the Partnership's consolidated results of operations for the current or prior periods. The results of operations of the Kingbird Project and Hooper Project will be included in the Partnership’s consolidated results of operations beginning March 31, 2016.

Also on March 31, 2016, in connection with the Kingbird Acquisition, the Partnership entered into Amendment No. 4 to Omnibus Agreement (the “Kingbird Omnibus Amendment”) with the General Partner, Holdings, First Solar, SunPower and OpCo. The Kingbird Omnibus Amendment amends the schedules to the parties’ existing Omnibus Agreement to include the Kingbird Project for all purposes, except for certain tax indemnities which are included in the Kingbird Purchase Agreement.

On April 1, 2016, in connection with the Hooper Acquisition, the Partnership entered into Amendment No. 5 to Omnibus Agreement (the “Hooper Omnibus Amendment”) with the General Partner, Holdings, First Solar, SunPower and OpCo. The Hooper Omnibus Amendment amends the schedules to the parties’ existing Omnibus Agreement to include the Hooper Project for all purposes, except for certain tax indemnities which are included in the Hooper Contribution Agreement.

On April 6, 2016, the Partnership amended and restated its existing Omnibus Agreement dated as of June 24, 2015 (as amended and restated, the “Amended and Restated Omnibus Agreement”) with its Sponsors, the General Partner, OpCo and Holdings (i) to expand each sponsor’s tax equity indemnification obligations (as further discussed below), (ii) to provide that the sponsors’ obligation to cover costs required to achieve commercial operation (as further discussed below) will be reduced to the extent OpCo and its affiliates receive alternate funds that are contemplated to be used to pay project expenses, and such funds are applied accordingly, and (iii) to integrate changes from prior amendments to the Omnibus Agreement, including the Kingbird Omnibus Amendment and the Hooper Omnibus Amendment. The material provisions of the Amended and Restated Omnibus Agreement are as follows: (a) each Sponsor was granted an exclusive right to perform certain services not otherwise covered by an O&M agreement or an AMA on behalf of the Project Entities contributed by such Sponsor; (b) with respect to any project in the Portfolio that has not achieved commercial operation, the Sponsor who contributed such project will pay to OpCo all costs required to complete such project, subject to certain exclusions; (c) with respect to any project in the Portfolio that did not achieve commercial operation as of the closing of the IPO, the Sponsor who contributed such project will pay to OpCo certain liquidated damages in the event such project fails to achieve operability pursuant to an agreed schedule; (d) with respect to the Quinto Project and the North Star Project, the Sponsor who contributed such project will pay to OpCo the difference, if any, between the amount of network upgrade refunds projected to be received in respect of such sponsor’s project at the time of contribution and the amount of network upgrade refunds projected to be received given the actual amount of upgrade costs incurred in respect of such project; (e) certain undertakings on the part of each Sponsor’s affiliates who act as a manager of any Project Entity or who provide asset management, construction, operating and maintenance and other services to the Project Entities contributed by such Sponsor; (f) to the extent a Sponsor continues to post credit support on behalf of a Project Entity after it has been contributed to OpCo, OpCo agreed to reimburse such Sponsor upon any demand or draw under such credit support, and the Sponsor agreed to maintain such support pursuant to the applicable underlying contractual or regulatory requirements; (g) each Sponsor agreed to indemnify OpCo for any costs it incurs with respect to certain tax-related events and events in connection with tax equity financing arrangements; and (h) the parties agreed to a mutual undertaking regarding confidentiality and use of names, trademarks, trade names and other insignias.

Also on April 6, 2016, the Partnership entered into the First Amendment and Consent to Credit and Guaranty Agreement (the “Credit Agreement Amendment”) with OpCo, certain subsidiaries of OpCo, various lenders party thereto and Credit Agricole Corporate and Investment Bank, as administrative agent and collateral agent. The Credit Agreement Amendment amends the parties’

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

existing Credit and Guaranty Agreement (i) to provide for the lenders’ consent to the Amended and Restated Omnibus Agreement, to expand OpCo’s ability to further amend the Amended and Restated Omnibus Agreement without lender consent in the future, subject to certain conditions, (iii) to permit certain customary restrictions on transfers of the equity interests of certain Project Entities, which are jointly owned, indirectly, by OpCo and SunPower, (iv) to supplement the Pledge and Security Agreement between the parties in light of the foregoing amendment, and (v) to make certain clarifying modifications to definitions and cross references.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our 2015 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations and contain projections of results of operations or of financial condition or forecasts of future events. Words such as “could,” “will,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue” and similar expressions are used to identify forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained in this report include our expectations of plans, strategies, objectives, growth and anticipated financial and operational performance. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report and in our 2015 10-K. Those risk factors and other factors noted throughout this report and in the 2015 10-K could cause our actual results to differ materially from those disclosed in any forward-looking statement. You should also understand that it is not possible to predict or identify all such factors and should not consider the risk factors included in this report and the 2015 10-K to be a complete statement of all potential risks and uncertainties. Please read “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in Part I, Item 1A. of the 2015 10-K.

Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to publicly update or revise any forward-looking statements except as required by law.

Overview

Description of Partnership

We are a growth-oriented limited partnership formed by First Solar and SunPower, our Sponsors, to own, operate and acquire solar energy generation projects. Our IPO was completed on June 24, 2015, by issuing 20,000,000 Class A shares representing limited partner interests in us at a price to the public of $21.00 per share for aggregate gross proceeds of $420.0 million. As of February 29, 2016, we owned a 28.2% limited liability company interest in OpCo as well as a controlling non-economic managing member interest in OpCo and the Sponsors collectively owned 51,000,000 Class B shares in the Partnership, with SunPower and First Solar owning 28,883,075 and 22,116,925 Class B shares, respectively, and together owning a noncontrolling 71.8% limited liability company interest in OpCo. Because we consolidate OpCo, our financial results are shown on a 100% basis and are not adjusted to reflect our Sponsors’ noncontrolling limited liability company interest in OpCo.

We received $393.8 million of net proceeds from the sale of the Class A shares in the IPO after deducting the underwriting fees and structuring fees (but before offering expenses, which were paid by our Sponsors). We used all of the net proceeds of the IPO to purchase 20,000,000 OpCo common units from OpCo. OpCo used (i) approximately $154.4 million of such net proceeds to make a cash distribution to First Solar, (ii) approximately $201.6 million of such net proceeds to make a cash distribution to SunPower and (iii) approximately $37.8 million of such net proceeds for general purposes, including to fund future acquisition opportunities.

Our Portfolio

Our Portfolio, which we acquired from our Sponsors, consists of interests in 435 MW of solar energy projects.

As of February 29, 2016, we owned interests in six utility-scale solar energy projects, all of which are operational. These assets represent 87% of the generating capacity of our Portfolio. As of February 29, 2016, we owned interests in three commercial and industrial (“C&I”) solar energy projects, two of which were operational and one of which was in late-stage construction, and a portfolio of residential DG Solar assets, which represent 13% of the generating capacity of our Portfolio. Our Portfolio is located entirely in the United States and consists of utility-scale and C&I assets that sell substantially all of their output under long-term, fixed-price offtake agreements with investment grade offtake counterparties and residential DG Solar assets that are leased under long-term fixed-price offtake agreements with high credit quality residential customers with FICO scores averaging 765 at the time of the initial contract. As of February 29, 2016, the weighted average remaining life of offtake agreements across our Portfolio was 21.3 years.

The following table provides an overview of the assets that comprise our Portfolio:

				Remaining
				Term of
	Commercial			Offtake Agreement
Project	Operation Date(1)	MW(ac)(2)	Counterparty	(in years)(3)
Utility
Maryland Solar	February 2014	20	First Energy Solutions	17.1
Solar Gen 2	November 2014	150	San Diego Gas & Electric	23.7
Lost Hills Blackwell	April 2015	32	City of Roseville/Pacific Gas and Electric	27.8(4)
North Star	June 2015	60	Pacific Gas and Electric	19.3
RPU	September 2015	7	City of Riverside	24.6
Quinto	November 2015	108	Southern California Edison	19.8

Commercial & Industrial
UC Davis	September 2015	13	University of California	19.5
Macy's	October 2015	3	Macy's Corporate Services	19.7
Kern Phase 1(a) Assets	August 2016	3	Kern High School District	20.0
Residential Portfolio	June 2014	39	Approx. 5,900 homeowners(5)	16.5(6)
Total		435

(1)

For the Macy’s Project and the Kern Phase 1(a) Assets, commercial operation date (“COD”) represents the first date on which all of the solar generation systems within each of the Macy’s Project and the Kern Phase 1(a) Assets, respectively, have achieved COD. Please read “Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 2—Business Combinations—2016 Acquisitions” for further details on the Kern Phase 1(a) Assets. For the Residential Portfolio, COD represents the first date on which all of the residential systems within the Residential Portfolio have achieved COD.

(2)	The megawatts (“MW”) for the projects in which the Partnership owns less than a 100% interest or in which the Partnership is the lessor under any sale-leaseback financing are shown on a gross basis.
(3)	Remaining term of offtake agreement is measured from the later of February 29, 2016 or the COD of the applicable project.
(4)	Remaining term comprised of 2.8 years on a PPA with the City of Roseville, California, followed by a 25-year PPA with Pacific Gas and Electric Company (“PG&E”) starting in 2019.
(5)

Comprised of the approximately 5,900 solar installations located at homes in Arizona, California, Colorado, Hawaii, Massachusetts, New Jersey, New York, Pennsylvania and Vermont, that is held by the Residential Portfolio Project Entity and has an aggregate nameplate capacity of 39 MW.

(6)	Remaining term is the weighted average duration of all of the residential leases, in each case measured from February 29, 2016.

Kern Phase 1(a) Acquisition

On January 26, 2016, OpCo entered into the Kern Purchase Agreement with SunPower, pursuant to which OpCo agreed to purchase an interest in the Kern Project. OpCo’s acquisition of the Kern Project will be effectuated in three phases, with the closing of the first phase having occurred simultaneously with the execution of the Kern Purchase Agreement.  The following describes the acquisition of each phase:

(i)

Phase 1(a): On January 26, 2016, OpCo Holdings, a wholly owned subsidiary of OpCo, acquired from SunPower all of the class B limited liability company interests of the Kern Class B Partnership.  Prior to the date of the execution of the Kern Purchase Agreement and in connection with the closing of the tax equity financing for the Kern Project, described below, the Kern Project Entity, an indirect subsidiary of the Kern Class B Partnership, acquired the Kern Phase 1(a) Assets. The initial phase of the acquisition of the Kern Project is referred to herein as the “Kern Phase 1(a) Acquisition”.

(i)	Phase 1(b): At a future closing date, which is expected to occur in the fiscal quarter ending August 31, 2016, the Kern Project Entity will acquire the Kern Phase 1(b) assets from SunPower.
(i)	Phase 2: At a future closing date, which is expected to occur in the fiscal quarter ending November 30, 2016, the Kern Project Entity will acquire the Kern Phase 2 assets from SunPower.

The aggregate purchase price for the acquisition is $35.0 million in cash, of which OpCo paid approximately $4.9 million on January 27, 2016 in connection with the closing of the first phase on January 26, 2016.  OpCo will pay the remaining balance of the approximately $30.1 million purchase price at the closing of the second and third phases based upon the MW of the assets acquired in such phase.

In addition, on January 22, 2016, a subsidiary of the Kern Class B Partnership entered into a tax equity financing facility with a third-party investor, which allocates to OpCo a certain share of cash flows from the Kern Project pursuant to a distribution waterfall. Pursuant to this distribution waterfall, the tax equity investor is entitled to a quarterly amount of project cash flow until a specified “flip” point is achieved.  After the “flip” point, the cash allocations to OpCo increase.  In addition, upon reaching the flip point, OpCo has a right to purchase the tax equity investor’s interests in the project for an amount that is not less than its fair market value. Additional purchase price payments of $28.4 million will be funded by the tax equity investor’s capital contributions, which will be made when the Kern Project’s phases meet certain construction milestones and will be transferred to affiliates of SunPower for the remaining purchase price payments. For more information about our tax equity structures in general, please read Part I, Item 1. “Business—Tax Equity Financing” of our 2015 10-K.

How We Generate Revenues

Our revenues are a function of the volume of electricity generated and sold by our projects and rental payments under lease agreements. The assets in our Portfolio sell substantially all of their output or are leased under long-term, fixed price offtake agreements with investment grade utility-scale and C&I offtakers, as well as high credit quality residential customers with an average FICO score of 765 at the time of initial contract. As of February 29, 2016, the weighted average remaining life of offtake agreements across our Portfolio was 21.3 years, with the offtake agreements of our Utility Project Entities having remaining terms ranging from 17.1 to 27.8 years and our C&I offtake agreements and residential offtake agreements having remaining terms ranging from 19.5 to 20.0 years.

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

Under our Residential Portfolio Project Entity’s offtake agreements, homeowners are obligated to make lease payments to the Residential Portfolio Project Entity on a monthly basis. The customer’s monthly payment is fixed based on a calculation that takes into account expected solar energy generation, and certain of our current offtake agreements contain price escalators with an average of a 1% increase annually. Customers are eligible to purchase the leased solar power systems to facilitate the sale or transfer of their home. The agreements also include an early buy-out option at fair market value exercisable in the seventh year that allows customers to purchase the solar power system.

How We Evaluate Our Operations

Our management uses a variety of financial metrics to analyze our performance. The key financial metrics we evaluate are Adjusted EBITDA and cash available for distribution.

Adjusted EBITDA.

We define Adjusted EBITDA as net loss plus interest expense, net of interest income, income tax provision, depreciation, amortization and accretion, including our proportionate share of net interest expense, income taxes and depreciation, amortization and accretion from our unconsolidated affiliates that are accounted for under the equity method, and share-based compensation; and excluding the effect of certain other non-cash or non-recurring items that we do not consider to be indicative of our ongoing operating performance such as, but not limited to, mark to market adjustments to the fair value of derivatives related to our interest rate hedges and transaction costs in our future acquisitions of projects. Adjusted EBITDA is a non-U.S. GAAP financial measure. This measurement is not recognized in accordance with U.S. GAAP and should not be viewed as an alternative to U.S. GAAP measures of performance. The U.S. GAAP measure most directly comparable to Adjusted EBITDA is net income. The presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA and cash available for distribution for the three months ended February 29, 2016 and March 29, 2015:

	Three Months Ended
	February 29,	March 29,
(in thousands)	2016	2015
Net loss	$(7,053)	$(9,166)
Add (Less):
Interest expense, net of interest income	2,588	1,045
Income tax provision	3,537	6
Depreciation, amortization and accretion	4,626	730
Share-based compensation	56	—
Selling, general and administrative	—	2,523
Loss on cash flow hedges related to Quinto interest rate swaps	—	3,242
Loss on termination of residential financing obligations	—	706
Acquisition-related transaction costs (1)	833	—
Unrealized loss on derivatives (2)	74	—
Add proportionate share from equity method investments (3)
Interest expense, net of interest income	(42)	—
Depreciation, amortization and accretion	3,052	—
Adjusted EBITDA	$7,671	$(914)
Less:
Equity in earnings of unconsolidated affiliates, net with (3) above (4)	(3,415)	—
Cash interest paid (5)	(2,788)	—
Cash distributions to non-controlling interests	(484)	—
Add:
Cash distributions from unconsolidated affiliates (6)	6,424	—
State and local rebates (7)	299	—
Cash proceeds from sales-type residential leases (8)	641	698
Indemnity payment from SunPower (9)	9,973	—
Estimated cash available for distribution	$18,321	$(216)

(1)	Represents acquisition-related financial advisory, legal and accounting fees associated with ROFO Project interests purchased and expected to be purchased by us in the future.
(2)	Represents the changes in fair value of interest rate swaps that were not designated as cash flow hedges.
(3)	Represents our proportionate share of net interest expense, income taxes and depreciation, amortization and accretion from our unconsolidated affiliates that are accounted for under the equity method.
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

(7)

State and local rebates represent cash received from state or local governments for owning certain solar energy systems. The receipt of state and local rebates is accounted for as a reduction in the asset carrying value rather than operating revenue.

(8)

Cash proceeds from sales-type residential leases, net, represent gross rental cash receipts for sales-type leases, less sales-type revenue and lease interest income that is already reflected in net income (loss) during the period. The corresponding revenue for such leases was recognized in the period in which such lease was placed in service, rather than in the period in which the rental payment was received, due to the characterization of these leases under U.S. GAAP.

(9)

Represents an indemnity payment from SunPower related to the shortfall in the reimbursable network upgrade costs related to the Quinto Project, which is owed to OpCo in accordance with the Omnibus Agreement. Please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12. Related Parties”.

Items Affecting the Comparability of Our Financial Results

Our future results of operations will not be comparable to our historical results of operations for the reasons described below.

Formation Transactions. At the closing of our IPO, we acquired the IPO First Solar Project Entities, which were not included in the results of the Predecessor. Our unaudited condensed consolidated financial statements include the financial condition and results of operations of the IPO First Solar Project Entities since June 24, 2015, the date we completed our IPO. Results of operations of the Predecessor mainly relate to our Residential Portfolio, which represents less than 10% of the assets in our Portfolio. Prior to the IPO on June 24, 2015, none of the Predecessor’s Utility and C&I Projects had commenced operation and the First Solar Projects were not included in the Predecessor’s results of operations.

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

Accounting for Joint Ventures.    The Predecessor’s historical combined carve-out financial statements do not include equity in earnings from any minority-owned joint ventures. As of February 29, 2016, OpCo owned a 49% interest in the Solar Gen 2 Project, the North Star Project and the Lost Hills Blackwell Project; however, as these interests were previously owned by First Solar, they are not included in the Predecessor’s combined carve-out financial statements. The results of operations of joint ventures in which OpCo owns a meaningful noncontrolling interest are not consolidated in our unaudited condensed consolidated financial statements and instead are represented as earnings from equity investments.

Financing.    The Predecessor’s historical combined carve-out financial statements reflect indebtedness for the Quinto Project, which was paid off in connection with the closing of our IPO, and two residential financing agreements with third-party investors, both of which have been terminated. On June 5, 2015, OpCo entered into a $525.0 million senior secured credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility and a $200.0 million revolving credit facility. As of February 29, 2016 and November 30, 2015, the full amount of the term loan facility and approximately $48.6 million and $48.8 million, respectively, of letters of credit under our revolving credit facility were outstanding. The remaining portion of the revolving credit facility and the delayed draw term loan facility are undrawn. We used the proceeds of the term loan facility to pay distributions to our Sponsors.

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

Change in Fiscal Year.    On June 24, 2015, in connection with the closing of the IPO, the Partnership amended the Partnership Agreement to include a change in the fiscal year to November 30. The first quarter of the Partnership’s fiscal 2016 includes the period from December 1, 2015 to February 29, 2016, consistent with the Partnership’s November 30 fiscal year end. The Predecessor had a 52-to-53 week fiscal year that ended on the Sunday closest to December 31. The corresponding first quarter of fiscal 2015 includes the Predecessor’s period from December 29, 2014 to March 29, 2015 and is comprised of 13 weeks.

The accompanying unaudited condensed consolidated financial statements cover the period from December 1, 2015 through February 29, 2016, representing the entire three-month period of the Partnership’s first quarter of fiscal 2016. The prior year’s comparable three-month period  is reported on the basis of the previous first quarter of fiscal 2015 of the Predecessor and, as a result of the change in the Partnership’s fiscal year end, the quarterly periods of its newly adopted fiscal year do not coincide with the historical quarterly periods previously reported by its Predecessor. Financial information for the three months ended February 28, 2015 has not been included in this Quarterly Report on Form 10-Q for the following reasons: (i) the three months ended March 29, 2015 provide as meaningful a comparison to the three months ended February 29, 2016 as would the three months ended February 28, 2015; (ii) the Partnership believes that there are no significant factors, seasonal or otherwise, that would impact the comparability of information if the results for the three months ended February 28, 2015 were presented in lieu of results for the three months ended March 29, 2015; and (iii) it was not practicable or cost justified to prepare this information.

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

Increasing Demand for Solar Energy

Global energy demand is increasing due to economic development and population growth. The U.S. Energy Information Administration projects OECD electricity generation to increase 34% between 2014 and 2040, requiring an increase in capacity of more than 600 GW of electricity generation, including through solar energy projects. With exposure to volatile fossil fuel costs, increasing concern about carbon emissions and a variety of other factors, customers are seeking alternatives to traditional sources of electricity generation. We expect the coal and nuclear energy segments will continue to face regulatory and economic headwinds. As a form of electricity generation that is not dependent on fossil fuels, does not produce greenhouse gas emissions and whose costs are falling, solar energy is well-positioned to continue to capture an increasing share of this new build capacity. We believe we are well-positioned to benefit from this increased demand for solar energy.

Government Incentives

Our Sponsors benefit from certain U.S. government incentives designed to promote the development and use of solar energy. These incentives include accelerated tax depreciation, investment tax credits (“ITCs”), Renewable Portfolio Standards (“RPS”) programs and net metering policies. These incentives make the development of solar energy projects more competitive by providing tax credits and accelerated depreciation for a portion of the development and construction costs, decreasing the costs associated with developing and building such projects. In addition, these incentives create demand for renewable energy assets through RPS programs and the reduction or removal of these incentives may diminish the market for future solar energy offtake agreements and reduce the ability for solar developers to compete for future solar energy offtake agreements. A loss or reduction in such incentives could decrease the attractiveness of solar energy projects to developers, including our Sponsors, which could reduce our acquisition opportunities. For example, the ITC, a federal income tax credit for 30% of eligible basis, is scheduled to fall to 26% of eligible basis for solar projects that commence construction during 2020, 22% of eligible basis for solar projects that commence construction during 2021, and 10% of eligible basis for solar projects that commence construction during 2022 or thereafter or are placed into service on or after January 1, 2024. For more information about the risks associated with these government incentives, please read  “Risk Factors—Government regulations providing incentives and subsidies for solar energy could change at any time and such changes may negatively impact our growth strategy” in the 2015 10-K.

The projects in our Portfolio are generally unaffected by the trends discussed above, given that all of the electricity to be generated by our projects are sold under fixed-price offtake agreements, which, as of February 29, 2016, have a weighted average remaining life of approximately 21.3 years. In addition, our near-term growth strategy is also largely insulated from the trends discussed above. We expect that most of our short-term growth will come from opportunities to acquire the projects included in our ROFO Portfolio, all of which will have executed power sale agreements.

Critical Accounting Policies & Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in our unaudited condensed consolidated financial statements and related footnotes. In preparing these unaudited condensed consolidated financial statements, we have made our best estimates of certain amounts included in the unaudited condensed consolidated financial statements. Application of accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in Note 1 of the unaudited condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates since November 30, 2015.

Results of Operations

	Three Months Ended
	(unaudited)
	February 29,	March 29,
	2016	2015
Revenues:
Operating revenues	$7,102	$2,134
Total revenues	7,102	2,134
Operating costs and expenses:
Cost of operations	1,266	2,058
Cost of operations—SunPower, prior to IPO	—	234
Selling, general and administrative	1,636	3,279
Depreciation, amortization and accretion	4,626	730
Acquisition-related transaction costs	833	—
Total operating costs and expenses	8,361	6,301
Operating loss	(1,259)	(4,167)
Other expense (income):
Interest expense	2,873	1,045
Interest income	(285)	—
Loss on cash flow hedges and termination of financing obligation	—	3,948
Other expense	74	—
Total other expense, net	2,662	4,993
Loss before income taxes	(3,921)	(9,160)
Income tax provision	(3,537)	(6)
Equity in earnings of unconsolidated investees	405	—
Net loss	(7,053)	$(9,166)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(12,361)
Net income attributable to 8point3 Energy Partners LP Class A shares	$5,308

Three Months Ended February 29, 2016 Compared to Three Months Ended March 29, 2015

Revenues

	Three Months Ended
	(unaudited)
	February 29,	March 29,
(in thousands)	2016	2015
Operating revenues	$7,102	$2,134
Total revenues	$7,102	$2,134

Operating revenues for the three months ended February 29, 2016 and March 29, 2015 were comprised of power purchase revenue and lease revenues from our solar energy system lease arrangements. Total revenues increased by $5.0 million, or 233%, during the three months ended February 29, 2016 as compared to the three months ended March 29, 2015 mainly due to the addition of the Maryland Solar Project at the closing of the IPO as well as the commencement of operations of all of our solar power system projects as of the fourth quarter of fiscal 2015. All revenues for the period were generated in the United States in the three months ended February 29, 2016 and March 29, 2015.

Residential systems are leased under lease agreements which are classified for accounting purposes either as sales-type leases or operating leases. As all the leases owned by the Predecessor have been placed into service prior to fiscal 2015, all revenue related to the net present value of the minimum lease payments for sales-type leases has been recognized as of December 28, 2014. Accordingly, other than interest revenue, we had no sales-type lease revenue on our unaudited condensed consolidated financial statements for the three months ended February 29, 2016 and March 29, 2015.

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

Operating Costs and Expenses

	Three Months Ended
	(unaudited)
	February 29,	March 29,
(in thousands)	2016	2015
Cost of operations	$1,266	$2,058
Cost of operations—SunPower, prior to IPO	—	234
Selling, general and administrative	1,636	3,279
Depreciation, amortization and accretion	4,626	730
Acquisition-related transaction costs	833	—
Total operating costs and expenses	$8,361	$6,301
Total operating costs and expenses as a percentage of revenues	117.7%	295.3%

Cost of Operations: Cost of operations primarily includes expenses related to O&M agreements, land lease expenses and other. The Predecessor’s cost of operations includes costs incurred in connection with costs related to system output performance warranty and residential lease system repairs accrual and reserves for upfront rebate receivables. The decrease of $0.8 million, or 38%, for the three months ended February 29, 2016 as compared to the three months ended March 29, 2015 is mainly driven by the Predecessor’s recording (i) a $1.3 million reserve for aged rebates receivable; (ii) a $0.5 million accrual for system output performance warranty and residential lease system repairs; and (iii) a $0.2 million accrual for a performance guarantee settlement, during the three months ended March 29, 2015, compared to a $1.3 million expense recorded in the three months ended February 29, 2016 for O&M, Quinto land lease and electricity costs associated with operating solar power systems.

Cost of Operations—SunPower, prior to IPO: Cost of operations—SunPower, prior to IPO, represents executory costs that were allocated to the Predecessor by SunPower. Costs incurred for these services were zero for the three months ended February 29, 2016 compared to $0.2 million for the three months ended March 29, 2015.

Selling, General and Administrative: SG&A expense includes (i) post-IPO operating expenses such as audit, legal, insurance, independent board of directors and fees under the AMAs and MSAs with our Sponsors; (ii) charges that were incurred by SunPower that were specifically identified as attributable to the Predecessor; and (iii) an allocation of SunPower operating expenses based on the proportional level of effort attributable to the operation of the Predecessor’s portfolio of solar energy systems leased to residential homeowners and solar energy projects under construction. These expenses include asset management, legal, accounting, tax, treasury, information technology, insurance, employee benefit costs, human resources, procurement, and other corporate services and infrastructure costs.

The decrease of $1.6 million, or 50%, for the three months ended February 29, 2016 as compared to the three months ended March 29, 2015 was primarily driven by a $2.5 million allocation of SunPower operating expenses and IPO-related costs during the three months ended March 29, 2015, along with $0.6 million of Quinto land lease expenses classified in SG&A prior to the Quinto Project achieving COD in the fourth quarter of fiscal 2015, while the SG&A expense for the three months ended February 29, 2016 mainly comprised of (i) $0.8 million of audit fees, legal fees, insurance costs, and fees to retain the independent directors of our board of directors, (ii) $0.7 million of MSA and AMA fees, and (iii) $0.1 million of bad debt expense related to residential lease customers.

Depreciation: Depreciation expense reflects costs associated with depreciation of our solar power system assets that have been placed in service. The increase of $3.9 million, or 534%, for the three months ended February 29, 2016 as compared to the three months ended March 29, 2015 is primarily a result of the addition of the Maryland Solar Project at the closing of the IPO and the commencement of operations of additional solar power system projects during fiscal 2015.

Acquisition-related transaction costs: Acquisition-related transactions costs represent legal and consulting fees incurred in connection with the Kern Phase 1(a) Acquisition in January 2016, one project acquisition that was consummated in March 2016 and one project acquisition that was consummated in April 2016.

Other Expense

	Three Months Ended
	(unaudited)
	February 29,	March 29,
(in thousands)	2016	2015
Interest expense	$2,873	$1,045
Interest income	(285)	—
Loss on cash flow hedges and termination of financing obligation	—	3,948
Unrealized loss on cash flow hedges	74	—
Total other expense, net	$2,662	$4,993
Total other expense, net as a percentage of revenues	37.5%	234.0%

Interest expense: Cash interest expense relates to the term loan facility, letter of credit and revolver fees as well as financing fees due to two third-party investors for undrawn commitment of the financing arrangements described below. The interest incurred related to our projects that are under construction is not reflected as an expense in the unaudited condensed consolidated statements of operations as it is capitalized to construction-in-progress until the solar energy system is ready for its intended use.

Non-cash interest expense primarily relates to debt issuance costs associated with our term loan facility and two financing arrangements under which leased solar energy systems were financed by two third-party investors. Both financing arrangements were terminated the first half of fiscal 2015. Under the terms of these financing arrangements, the investors provided upfront payments to the Predecessor, for which the Predecessor recognized as a financing obligation that was reduced over the specified term of the arrangement as customer receivables and federal cash grants were received by the third-party investors. Non-cash interest expense was recognized on the unaudited condensed consolidated statement of operations using the effective interest rate method calculated at a rate of approximately 14-15% during the first quarter of fiscal 2015.

Interest expense for the three months ended February 29, 2016 was mainly associated with our $300 million term loan facility, and included $0.1 million of non-cash interest expense and $2.8 million of cash interest expense, compared to total interest expense for the three months ended March 29, 2015 which included $0.9 million of non-cash interest expense and $0.1 million of cash interest expense. Non-cash interest expense decreased by $0.8 million, or 89% quarter-on-quarter due to the Predecessor terminating one residential lease financing obligation in January 2015 and the remaining obligation in May 2015.

Interest income:  Interest income of $0.3 million for the three months ended February 29, 2016 represents the accrued interest on reimbursable network upgrade costs related to the Quinto Project. These costs plus accrued interest are reimbursable by the utility company over five years when the project achieves commercial operation.

Loss on cash flow hedges associated with Predecessor: The Predecessor entered into interest rate swap agreements, designated as cash flow hedges, in the fourth quarter of the year ended December 28, 2014 on borrowings in connection with the construction of the Quinto Project to reduce the impact of changes in interest rates. The Predecessor assessed the effectiveness of these cash flow hedges at inception and on a quarterly basis. If it was determined that a derivative instrument was not highly effective or the transaction was no longer deemed probable of occurring, the Predecessor discontinued hedge accounting and recognized the ineffective portion in current period earnings. The hedge became ineffective in the quarter ended March 29, 2015, and the ineffective portion was recognized in earnings at that time. The interest swap was terminated upon the IPO and the remaining ineffective portion was recognized in earnings during the quarter ended June 28, 2015. During the three months ended February 29, 2016 and March 29, 2015, zero and $3.2 million respectively, was reclassified into loss on cash flow hedges within other expense, net in the unaudited condensed consolidated statements of operations, as the transaction was terminated.

Loss on cash flow hedges associated with term loan facility: On July 17, 2015, we entered into interest rate swap agreements to economically hedge the cash flows on our term loan facility. The changes in fair value are recorded in other expense in the unaudited condensed consolidated statement of operations as these hedges are not accounted for under hedge accounting. During the three months ended February 29, 2016, we recorded an unrealized loss of $0.1 million for the mark-to-market valuation adjustment of interest rate swap agreements.

Loss on termination of financing obligation: On January 30, 2015, the Predecessor entered into an agreement with one of the residential lease financing third-party investors that terminated the financing obligation arrangement. In conjunction with the termination of the arrangement, the Predecessor paid $10.8 million to terminate the $10.1 million outstanding financing obligation. During the three months ended February 29, 2016 and March 29, 2015, zero and $0.7 million, respectively, was recognized as a loss on termination within other expense, net in the unaudited condensed consolidated statement of operations.

Income tax provision

	Three Months Ended
	(unaudited)
	February 29,	March 29,
(in thousands)	2016	2015
Income tax provision	$3,537	$6
Income tax provision as a percentage of revenues	49.8%	0.3%

Our tax rate is primarily affected by the tax impact of equity in earnings, the tax impact of noncontrolling interest, and state tax rates (net of federal benefit) in various jurisdictions, most significantly California. We included the income tax provision related to our equity in earnings of unconsolidated investees in the income tax provision line of the unaudited condensed consolidated statements of operations.

Our income tax provision following the IPO closing date primarily represents deferred federal and state taxes on the net income of OpCo that is allocated to the Partnership (exclusive of income tax but after noncontrolling interest). The Predecessor’s income tax provision, which was calculated on a separate return basis for the carve-out period, was due to minimum state income taxes. The change in income tax provision as a percentage of revenues for the three months ended February 29, 2016 of 49.8% compared to 0.3% for the three months ended March 29, 2015 is the result of an increase in equity in earnings of unconsolidated affiliates, partially offset by lower losses before income taxes for the three months ended February 29, 2016 of $3.9 million compared to losses before income taxes of $9.2 million for the three months ended March 29, 2015.

Equity in Earnings of Unconsolidated Investees

	Three Months Ended
	(unaudited)
	February 29,	March 29,
(in thousands)	2016	2015
Equity in earnings of unconsolidated investees	$405	$—
Equity in earnings of unconsolidated investees as a percentage of revenues	5.7%	—%

Equity in earnings of unconsolidated investees represents our proportionate share of the earnings and losses from SG2 Holdings, North Star Holdings and Lost Hills Blackwell Holdings. We own a 49% ownership interest in each of SG2 Holdings, North Star Holdings and Lost Hills Blackwell Holdings, and an affiliate of Southern Company, which is not affiliated with us, owns the other 51% ownership interest. The minority membership interests are accounted for as equity method investments. During the three months ended February 29, 2016, we recognized equity in earnings of $0.4 million. We did not have any equity method investments during the three months ended March 29, 2015.

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests

	Three Months Ended
	(unaudited)
	February 29,	March 29,
(in thousands)	2016	2015
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(12,361)	$—
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests as a percentage of net revenues	-174.0%	—%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the three months ended February 29, 2016 included a net loss of $34.9 million attributable to noncontrolling interests and redeemable noncontrolling interests related to our tax equity financing facilities with third-party investors under which the parties invest in entities that hold the solar power systems, partially offset by net income of $22.6 million attributable to our Sponsors as a result of their economic ownership in OpCo. We apply the Hypothetical Liquidation at Book Value (“HLBV”) Method in allocating recorded net loss to each tax equity investor based on the change during the reporting period of the amount of net assets of the entity to which each tax equity investor would be entitled under the governing contractual arrangements in a liquidation scenario.

Cash Flows

Three Months Ended February 29, 2016 Compared to Three Months Ended March 29, 2015

A summary of the sources and uses of cash and cash equivalents is as follows:

	Three Months Ended
	(unaudited)
	February 29,	March 29,
(in thousands)	2016	2015
Net cash provided by (used in) operating activities	$2,898	$(2,214)
Net cash provided by (used in) investing activities	38	(66,655)
Net cash provided by financing activities	5,148	68,869

Operating Activities

Net cash provided by operating activities for three months ended February 29, 2016 was $2.9 million and was primarily the result of: (i) adjustment for non-cash charges of $8.6 million, including $4.6 million depreciation of operating lease assets and solar energy systems, a $3.5 million charge for deferred income taxes, a $0.2 million charge for amortization of debt issuance costs, a $0.1 million change in allowance for doubtful accounts associated with financing receivables, a $0.1 million of stock-based compensation, and a $0.1 million mark-to-market loss on cash flow hedges; (ii) $2.7 million of cash distributions received for equity method investees that was classified in operating activities; and (iii) a $0.6 million increase in accounts payable and other accrued liabilities. This was partially offset by: (i) a net loss of $7.1 million; (ii) a $0.5 million increase in accounts receivable and short-term financing receivables, net; (iii) a $0.6 million increase in prepaid expenses and other current assets; (iv) $0.4 million adjustment for equity in earnings of unconsolidated investees; and (v) a $0.3 million decrease in deferred revenue on operating leases.

Net cash used in operating activities for the three months ended March 29, 2015 was $2.2 million and was primarily the result of: (i) a net loss of $9.2 million; (ii) a $0.4 million increase in accounts receivable and financing receivable for rent due on sales-type and operating leases; (iii) a $0.6 million increase in rebates receivable; (iv) a $1.7 million increase in prepaid expenses, and (v) a $0.2 million decrease in deferred revenue on operating leases. This was partially offset by: (i) a $2.8 million increase in accounts payable and other accrued liabilities as a result of accrual of costs of $2.1 million related to the IPO, and additional accrual for residential lease system repairs; and (ii) non-cash charges of $6.9 million for the mark-to-market loss on cash flow hedges, loss upon termination of residential financing arrangement, depreciation of operating lease assets, reserve for rebates receivable and interest expense for the remaining financing arrangement of leased solar energy systems.

Investing Activities

Net cash provided by investing activities for the three months ended February 29, 2016 was $38,000 and was primarily the result of: (i) $3.6 million of cash distributions from unconsolidated investees, and (ii) a $1.3 million of cash provided by purchases of property and equipment, net, which consists of $1.0 million in collections of test energy billings and $0.3 million received in state and local rebates associated with certain solar energy systems. These inflows were offset by capital expenditures of $4.9 million, which were due to the purchases of property and equipment associated with the Kern Phase 1(a) Acquisition in January 2016.

Net cash used in investing activities for the three months ended March 29, 2015 was $66.7 million and was the result of costs associated with solar energy projects under construction.

Financing Activities

Net cash provided by financing activities for the three months ended February 29, 2016 was $5.1 million due to $10.0 million in capital contributions from SunPower as an indemnity per the Omnibus Agreement for a short-fall associated with reimbursable costs for the Quinto Project network upgrade. These cash inflows were partially offset by: (i) $4.3 million of cash distributions to our Class A shareholders; and (ii) $0.5 million of cash distributions to tax equity investors.

Net cash provided by financing activities for the three months ended March 29, 2015 was $68.9 million due to: (i) $67.4 million in debt proceeds from financing the Quinto Project and (ii) $12.5 million of capital contributions from SunPower. These cash inflows were partially offset by: (i) $10.8 million paid to terminate one residential financing obligation with a principal balance of $10.1 million; and (ii) $0.2 million of capital distributions to SunPower.

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

Term Loan, Delayed Draw Term Loan and Revolving Credit Facility

On June 5, 2015, OpCo entered into a $525.0 million senior secured credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility and a $200.0 million revolving credit facility. As of February 29, 2016 and November 30, 2015, the full amount of the $300.0 million term loan facility and approximately $48.6 million and $48.8 million, respectively, of letters of credit under the revolving credit facility are outstanding. The delayed draw term loan facility is available to us during the 12-month period following the closing of our IPO. Subject to certain conditions, the credit facility includes conditional borrowing capacity for incremental commitments to increase the term loan facility and revolving credit facility by $250.0 million, with any increase in the revolving facility not to exceed $100.0 million. The proceeds of the term loan facility were used to pay fees and expenses, to repay existing indebtedness, to make a distribution to the Sponsors and for general purposes, including to fund acquisition opportunities, while the proceeds of the delayed draw term loan facility are expected to be used for acquisitions. Amounts available under the revolving facility are expected to be used for capital expenditures, acquisitions and other investments, to provide for ongoing working capital requirements, and for general corporate purposes, with letters of credit issued thereunder to be used for credit support and general corporate purposes. The credit facility will mature in June 2020, five years following the closing of our IPO.

On March 30, 2016, in connection with the Kingbird Purchase Agreement and the Hooper Contribution Agreement, OpCo drew down $40.0 million from its revolving credit facility and $25.0 million from its delayed draw term loan facility.

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

OpCo’s credit facility also contains covenants requiring us to maintain the following financial ratios beginning in the fiscal quarter ending February 29, 2016: (i) a debt to cash flow ratio (as more fully defined in the credit facility) of not more than (a) 7.00 to 1.00 for the fiscal quarters ending February 29, 2016 through May 31, 2016, (b) 5.50 to 1.00 for the fiscal quarters ending August 31, 2016 through May 31, 2017, and (c) 5.00 to 1.00 for each fiscal quarter ending thereafter; and (ii) a debt service coverage ratio (as more fully defined in the credit facility) of not less than 1.75 to 1.00. In addition, an event of default occurs under the credit facility upon a change of control. The credit facility defines a change of control as occurring when, among other things, (i) the Sponsors (or either of them) cease to direct the management, directly or indirectly, of us or OpCo, or (ii) the Sponsors collectively cease to own 35% of the economic interest in OpCo. In addition, this credit facility contains customary non-financial covenants and certain restrictions that will limit the Partnership’s, OpCo’s and certain of the Partnership’s and its domestic subsidiaries’ ability to, among other things, incur or guarantee additional debt and to make distributions on or redeem or repurchase OpCo common units. As of February 29, 2016, we were in compliance with the debt covenants.

On April 6, 2016, the parties thereto amended OpCo’s credit facility (i) to provide for the lenders’ consent to the Amended and Restated Omnibus Agreement, to expand OpCo’s ability to further amend the Amended and Restated Omnibus Agreement without lender consent in the future, subject to certain conditions, (iii) to permit certain customary restrictions on transfers of the equity interests of certain Project Entities, which are jointly owned, indirectly, by OpCo and SunPower, (iv) to supplement the Pledge and Security Agreement between the parties in light of the foregoing amendment, and (v) to make certain clarifying modifications to definitions and cross references. For further details, please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 15. Subsequent Events”.

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

Contractual Obligations

The following table summarizes our contractual obligations as of February 29, 2016:

		Payments Due by Period
(in thousands)	Total	2016 (remaining nine months)	2017-2018	2019-2020	Beyond 2020
Land use commitments (1)	$60,424	$717	$2,298	$3,104	$54,305
Term loan (2)	340,361	7,716	19,951	312,694	$—
Total contractual obligations	$400,785	$8,433	$22,249	$315,798	$54,305

(1)

Land use commitments are related to a non-cancellable operating lease for the Quinto Project and are equal to the minimum lease and easement payments to landowners for the right to use the land upon which solar energy systems are located.

(2)

Includes $300.0 million of borrowings outstanding under the term loan facility entered into by OpCo on June 5, 2015 (in connection with our IPO) which will mature on or about the fifth anniversary of its issuance, at which point all amounts outstanding under the term loan facility will become due. From July 17, 2015 to August 31, 2018, which is the term of the interest rate swap, the interest payments are estimated based on the fixed swap interest rate of 1.55% plus the 2% margin for the notional amount of $240.0 million. The interest payments for the remaining $60.0 million through the maturity of the term loan, and the full amount outstanding thereafter, are estimated based on the floating cash interest rate of approximately 2.64% per annum effective as of February 29, 2016.

Off-Balance-Sheet Arrangements

As of February 29, 2016, we did not have any significant off-balance-sheet arrangements.

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

The concentration of credit risk under the residential lease program is limited because customers are required to have a minimum FICO credit score at the time of initial contract, the existing customer base is of high credit quality with an average FICO credit score of 765 at the time of initial contract, the program has a large number of customers with small account balances for each, and the customers are diversified geographically within the United States. As of February 29, 2016, we do not believe we had significant credit risk because of the creditworthiness of the offtake counterparties.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of February 29, 2016, the outstanding principal balance of our variable interest borrowings was $300.0 million of which $60.0 million is unhedged.  An immediate 10% increase in interest rates would have an increase of approximately $0.02 million of annualized interest expenses on our unaudited condensed consolidated financial statements. This increase was mitigated by interest rate swaps that we entered into on July 17, 2015 in connection with our term loan facility which covered $240.0 million of the $300.0 million outstanding principal balance. As of February 29, 2016, our investment portfolio consisted of 100% in demand deposits.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 29, 2016 at a reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors we previously disclosed in Part I, Item 1A. “Risk Factors” of the 2015 10-K. The risks described in the 2015 10-K are not the only risks facing the Partnership.  Additional risks and uncertainties not currently known to the Partnership, or that are currently deemed to be immaterial, also may materially adversely affect the Partnership’s business, financial condition, results of operations, cash available for distribution and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Amendment No. 3 to Omnibus Agreement dated January 26, 2016, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2016).

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

8point3 Energy Partners LP

	By:	8point3 General Partner, LLC
its general partner

Date: April 6, 2016	By:	/s/ Charles D. Boynton
Charles D. Boynton
Chairman of the Board, Chief Executive Officer and Director

Exhibit Index

Exhibit Number	Description

10.1

Amendment No. 3 to Omnibus Agreement dated January 26, 2016, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2016).

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