Form 10-Q
period 2016-05-31
8point3 Energy Partners LP
filed 2016-06-30
CIK 1635581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

As of June 27, 2016, the registrant had outstanding 20,014,658 Class A shares representing limited partner interests and 51,000,000 Class B shares representing limited partner interests.

i

GLOSSARY

References in this Quarterly Report on Form 10-Q to:

“2015 10-K” refers to our Transition Report on Form 10-K dated January 27, 2016.

“(ac)” refers to alternating current.

“Amended and Restated Omnibus Agreement” refers to the Amended and Restated Omnibus Agreement, dated as of April 6, 2016, among the Partnership, OpCo, the General Partner, Holdings, First Solar and SunPower. Please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Related Parties” for further details.

“AMAs” refers to asset management agreements.

“AROs” refers to asset retirement obligations.

“Blackwell Project” refers to the solar energy project located in Kern County, California, that is held by the Blackwell Project Entity and has a nameplate capacity of 12 MW.

“Blackwell Project Entity” refers to Blackwell Solar, LLC.

“C&I Holdings” refers to SunPower Commercial Holding Company I, LLC, an indirect subsidiary of OpCo and the holder of the Macy’s California Project Entities and the UC Davis Project Entity.

“C&I Project Entities” refers to, collectively, the Kern Project Entity, the Macy’s California Project Entities and the UC Davis Project Entity.

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

“First Solar ROFO Agreement” refers to the Right of First Offer Agreement, dated as of June 24, 2015, by and between OpCo and First Solar. On March 28, 2016, OpCo and First Solar entered into an amendment and waiver to the First Solar ROFO Agreement. On June 28, 2016, OpCo and First Solar entered into an Amendment and Waiver No. 2 to the First Solar ROFO Agreement. Please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Related Parties” and Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 15—Subsequent Events” for further details.

“First Solar ROFO Projects” refers to, collectively, (i) the projects set forth in the chart in Part I, Item 1 of the 2015 10-K, under the heading “Business—Our Portfolio—ROFO Projects” with First Solar listed as the “Developing Sponsor” and as to which we have a right of first offer under the First Solar ROFO Agreement should First Solar decide to sell them (but excluding (a) the Kingbird Project, which we acquired on March 31, 2016, as further described in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 2—Business Combinations—2016 Acquisitions,” (b) approximately

50% of First Solar’s indirect interest in the Stateline facility, as further described in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Related Parties,” and (c) First Solar’s indirect interest in the Moapa facility, as further described in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 15—Subsequent Events), (ii) First Solar’s 100 MW Switch Station 1 and 79-MW Switch Station 2 facilities in Clark County, Nevada and (iii) First Solar’s 130 MW California Flats and 150 MW California Flats facilities in Monterey County, California.

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

“Hooper Class B Partnership” refers to SSCO III Class B Holdings, LLC.

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

“IPO Project Entities” refers to, collectively, the IPO First Solar Project Entities and the IPO SunPower Project Entities.

“IPO SunPower Project Entities” refers to the Macy’s California Project Entities, the Quinto Project Entity, the RPU Project Entity, the UC Davis Project Entity and the Residential Portfolio Project Entity and, with respect to certain of the foregoing, one or more of its direct or indirect holding companies.

“ITCs” refers to investment tax credits.

“Kern Class B Partnership” refers to SunPower Commercial II Class B, LLC.

“Kern Phase 1(a) Assets” refers to the assets comprising the first phase of the Kern Project, with a nameplate capacity of 3 MW.

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

“Lost Hills Project Entity” refers to Lost Hills Solar, LLC.

“Macy’s California Project” refers to the solar energy project consisting of seven sites in Northern California that is held by the Macy’s California Project Entities and has an aggregate nameplate capacity of 3 MW.

“Macy’s California Project Entities” refers to, collectively, Solar Star California XXX, LLC and Solar Star California XXX (2), LLC.

“Macy’s Maryland Project” refers to the solar energy project which holds roof-mounted solar photovoltaic systems with an aggregate system size of approximately 5 MW, which is being installed at certain Macy’s department stores in Maryland and is held by the Macy’s Maryland Project Entity.

“Macy’s Maryland Project Entity” refers to Northstar Macys Maryland 2015, LLC.

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

“Original Omnibus Agreement” refers to the Omnibus Agreement, dated as of June 24, 2015, as amended, among the Partnership, OpCo, the General Partner, Holdings, First Solar and SunPower. The Original Omnibus Agreement has been superseded by the Amended and Restated Omnibus Agreement. Please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Related Parties” for further details.

“Partnership Agreement” refers to our partnership agreement.

“PG&E” refers to Pacific Gas and Electric Company.

“Portfolio” refers to, collectively, our portfolio of solar energy projects as of May 31, 2016, which consists of the Hooper Project, the Kern Phase 1(a) Assets, the Kingbird Project, the Lost Hills Blackwell Project, the Macy’s California Project, the Maryland Solar Project, the North Star Project, the Quinto Project, the Solar Gen 2 Project, the RPU Project, the UC Davis Project and the Residential Portfolio.

“PPA” refers to a power purchase agreement.

“Predecessor” refers to the operation of the IPO SunPower Project Entities prior to the completion of the IPO.

“Project Entities” refers to, collectively, the IPO First Solar Project Entities, the IPO SunPower Project Entities, the Kern Project Entity, the Kingbird Project Entities and the Hooper Project Entity.

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

“SunPower ROFO Agreement” refers to the Right of First Offer Agreement, dated as of June 24, 2015, by and between OpCo and SunPower.

“SunPower ROFO Projects” refers to, collectively, the projects set forth in the chart in Part I, Item 1 of the 2015 10-K, under the heading “Business—Our Portfolio—ROFO Projects” with SunPower listed as the Developing Sponsor and as to which we have a right of first offer under the SunPower ROFO Agreement should SunPower decide to sell them (but excluding (a) the Hooper Project, which we acquired on April 1, 2016, as further described in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 2—Business Combinations—2016 Acquisitions,” (b) the Macy’s Maryland Project, which we entered into an agreement to acquire on June 29, 2016 and which we expect to acquire on July 1, 2016, as further described in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 15—Subsequent Events,” and (c) the Kern Project, which we entered into an agreement to acquire on January 26, 2016 and which we acquired the Phase 1(a) Assets on January 26, 2016 and expect to acquire the Phase 1(b) assets and Phase 2 assets later this year, as further described in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 2—Business Combinations—2016 Acquisitions”).

“UC Davis Project” refers to the solar energy project located in Solano County, California, that is held by the UC Davis Project Entity and has a nameplate capacity of 13 MW.

“UC Davis Project Entity” refers to Solar Star California XXXII, LLC.

“U.S. GAAP” refers to U.S. generally accepted accounting principles.

“Utility Project Entities” refers to the Hooper Project Entity, the Kingbird Project Entities, the Lost Hills Project Entity, the Blackwell Project Entity, the Maryland Solar Project Entity, the North Star Project Entity, the Quinto Project Entity, the RPU Project Entity and the Solar Gen 2 Project Entity.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

8point3 Energy Partners LP

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	May 31,	November 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$19,995	$56,781
Accounts receivable and short-term financing receivables, net	8,151	4,289
Prepaid and other current assets[1]	11,485	8,033
Total current assets	39,631	69,103
Property and equipment, net	680,067	486,942
Long-term financing receivables, net	81,724	83,376
Investments in unconsolidated affiliates	348,588	352,070
Other long-term assets	25,155	26,142
Total assets	$1,175,165	$1,017,633
Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities[1]	$8,209	$2,612
Short-term debt and financing obligations	1,964	1,964
Deferred revenue, current portion	512	489
Total current liabilities	10,685	5,065
Long-term debt and financing obligations	362,503	297,206
Deferred revenue, net of current portion	655	746
Other long-term liabilities	34,251	22,483
Total liabilities	408,094	325,500
Redeemable noncontrolling interests	22,549	89,747
Commitments and contingencies (Note 5)
Equity:
Class A shares, 20,014,658 and 20,007,281 issued and outstanding as of May 31, 2016 and November 30, 2015, respectively	392,860	392,748
Class B shares, 51,000,000 issued and outstanding as of May 31, 2016 and November 30, 2015	—	—
Accumulated earnings	22,075	15,580
Total shareholders' equity attributable to 8point3 Energy Partners LP	414,935	408,328
Noncontrolling interests	329,587	194,058
Total equity	744,522	602,386
Total liabilities and equity	$1,175,165	$1,017,633
[1]

The Partnership has related-party balances for transactions made with the Sponsors. Related-party balances recorded within “Prepaid and other current assets” in the unaudited condensed consolidated balance sheets were $1.0 million and $0.9 million as of May 31, 2016 and November 30, 2015, respectively. Related-party balances recorded within “Accounts payable and other current liabilities” in the unaudited condensed consolidated balance sheets were $3.6 million and $0.2 million as of May 31, 2016 and November 30, 2015, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	May 31,	June 28,	May 31,	June 28,
	2016	2015	2016	2015
Revenues:
Operating revenues[1]	$13,517	$2,179	$20,619	$4,313
Total revenues	13,517	2,179	20,619	4,313
Operating costs and expenses[1]:
Cost of operations	1,759	252	3,025	2,310
Cost of operations—SunPower, prior to IPO	—	234	—	468
Selling, general and administrative	1,656	4,519	3,292	7,798
Depreciation, amortization and accretion	5,388	748	10,014	1,478
Acquisition-related transaction costs	829	—	1,662	—
Total operating costs and expenses	9,632	5,753	17,993	12,054
Operating income (loss)	3,885	(3,574)	2,626	(7,741)
Other expense (income):
Interest expense	3,051	480	5,924	1,526
Interest income	(328)	(1,064)	(613)	(1,064)
Other expense (income)	(334)	7,977	(260)	11,925
Total other expense, net	2,389	7,393	5,051	12,387
Income (loss) before income taxes	1,496	(10,967)	(2,425)	(20,128)
Income tax provision	(6,681)	(103)	(10,218)	(109)
Equity in earnings of unconsolidated investees	5,024	218	5,429	218
Net loss	(161)	(10,852)	(7,214)	(20,019)
Less: Predecessor loss prior to IPO on June 24, 2015	—	(10,928)	—	(20,095)
Net income (loss) subsequent to IPO	(161)	76	(7,214)	76
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(10,183)	(69)	(22,544)	(69)
Net income attributable to 8point3 Energy Partners LP Class A shares	$10,022	$145	$15,330	$145
Net income per Class A share:
Basic	$0.50	$0.01	$0.77	$0.01
Diluted	$0.50	$0.01	$0.77	$0.01
Distributions per Class A share:	$0.22	$—	$0.44	$—
Weighted average number of Class A shares:
Basic	20,011	20,000	20,009	20,000
Diluted	35,511	32,500	35,509	32,500

[1]

The Partnership has related-party activities for transactions made with the Sponsors. Related party transactions recorded within “Operating revenues” in the unaudited condensed consolidated statement of operations were $1.3 million and $2.6 million for the three and six months ended May 31, 2016, respectively, and $0.1 million for each of the three and six months ended June 28, 2015. Related party transactions recorded within “Operating costs and expenses” in the unaudited condensed consolidated statement of operations were $1.7 million and $3.1 million for the three and six months ended May 31, 2016, respectively, and $0.2 million and $0.5 million for the three and six months ended June 28, 2015, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	May 31,	June 28,	May 31,	June 28,
	2016	2015	2016	2015
Net loss	$(161)	$(10,852)	$(7,214)	$(20,019)
Other comprehensive income:
Unrealized gain on cash flow hedges	—	6,158	—	3,156
Total comprehensive loss	(161)	(4,694)	(7,214)	(16,863)
Less: Predecessor comprehensive loss prior to IPO on June 24, 2015	—	(4,770)	—	(16,939)
Comprehensive income (loss) subsequent to IPO	(161)	76	(7,214)	76
Less: comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(10,183)	(69)	(22,544)	(69)
Comprehensive income attributable to 8point3 Energy Partners LP Class A shares	$10,022	$145	$15,330	$145

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

	Redeemable Noncontrolling	Class A Shares		Class B Shares		Accumulated	Total Shareholders'	Noncontrolling
	Interests	Shares	Amount	Shares	Amount	Earnings	Equity	Interests	Total Equity
Balance as of November 30, 2015	$89,747	20,007,281	$392,748	51,000,000	$—	$15,580	$408,328	$194,058	$602,386
Noncontrolling interests obtained through acquisition	—	—	—	—	—	—	—	36,252	36,252
Cash and accrued distributions to noncontrolling interests - tax equity investors	(1,819)	—	—	—	—	—	—	(740)	(740)
Share-based compensation	—	7,377	112	—	—	—	112	—	112
Contributions from SunPower	—	—	—	—	—	—	—	9,973	9,973
Contributions from tax equity investors	—	—	—	—	—	—	—	47,209	47,209
Cash distributions to Class A shareholders	—	—	—	—	—	(8,835)	(8,835)	—	(8,835)
Net income (loss)	(65,379)	—	—	—	—	15,330	15,330	42,835	58,165
Balance as of May 31, 2016	$22,549	20,014,658	$392,860	51,000,000	$—	$22,075	$414,935	$329,587	$744,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	May 31,	June 28,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,214)	$(20,019)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	10,014	1,488
Loss on cash flow hedges	—	3,242
Unrealized gain on interest rate swap	(251)	—
Interest expense on financing obligation	—	1,193
Loss on termination of financing obligation	—	6,478
Reserve for rebates receivable	—	1,338
Cash distributions from unconsolidated investees	7,718	—
Equity in earnings of unconsolidated investees	(5,429)	(218)
Deferred income taxes	10,218	97
Share-based compensation	112	—
Amortization of debt issuance costs	306	—
Changes in allowance for doubtful accounts	166	—
Changes in operating assets and liabilities:
Accounts receivable and financing receivable, net	(2,432)	(332)
Cash grants receivable	—	146
Rebates receivable	—	(121)
Solar power systems to be leased under sales type leases	—	160
Prepaid and other current assets	(464)	(3,632)
Deferred revenue	(68)	(479)
Accounts payable and other current liabilities	951	1,326
Net cash provided by (used in) operating activities	13,627	(9,333)
Cash flows from investing activities:
Cash provided by (used in) purchases of property and equipment, net	1,143	(224,018)
Cash paid for acquisitions	(117,974)	—
Distributions from unconsolidated investees	1,193	—
Net cash used in investing activities	(115,638)	(224,018)
Cash flows from financing activities:
Proceeds from issuance of Class A shares, net of issuance costs	—	393,750
Proceeds from issuance of bank loans, net of issuance costs	64,991	461,192
Repayment of bank loans	—	(264,143)
Capital contributions from SunPower	9,973	337,793
Cash distribution to SunPower at IPO	—	(371,527)
Cash distribution to FirstSolar at IPO	—	(283,697)
Capital distribution to SunPower	—	(3,162)
Cash distribution to Class A members	(8,835)	—
Cash contributions from noncontrolling interests and redeemable noncontrolling interests - tax equity investors	372	1,039
Cash distributions to noncontrolling interests and redeemable noncontrolling interests - tax equity investors	(1,276)	—
Net cash provided by financing activities	65,225	271,245
Net increase (decrease) in cash and cash equivalents	(36,786)	37,894
Cash and cash equivalents, beginning of period	56,781	—
Cash and cash equivalents, end of period	$19,995	$37,894
Noncash transactions:
Assignment of financing receivables to a third-party financial institution	$—	$1,279
Property and equipment acquisitions funded by liabilities	3,435	—
ARO assumed through acquisition	1,528	2,130
Change in ARO assets and liabilities	(224)	4,570
Predecessor liabilities assumed by SunPower	—	48,588
Issuance by OpCo of OpCo common units, subordinated units and IDR for acquisition of interests in First Solar Project Entities	—	408,820

Settlement of related party payable by capital contribution from tax equity investor	46,837	—
Accrued distributions to noncontrolling interests and redeemable noncontrolling interests - tax equity investors	1,616	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

The Partnership

8point3 Energy Partners LP (together with its subsidiaries, the “Partnership”) is a limited partnership formed on March 10, 2015 under a master formation agreement by SunPower Corporation (“SunPower”) and First Solar, Inc. (“First Solar” and, together with SunPower, the “Sponsors”) to own, operate and acquire solar energy generation systems. The Partnership’s initial public offering (the “IPO”) was completed on June 24, 2015. 8point3 General Partner, LLC (the “General Partner”), the Partnership’s general partner, is a wholly-owned subsidiary of 8point3 Holding Company, LLC (“Holdings”), an entity owned by SunPower and First Solar.  As of May 31, 2016, 8point3 Energy Partners LP owned a controlling non-economic managing member interest in 8point3 Operating Company, LLC (“OpCo”) and a 28.2% limited liability company interest in OpCo, and the Sponsors collectively owned a noncontrolling 71.8% limited liability company interest in OpCo.

The following table provides an overview of the assets that comprise the Partnership’s portfolio (the “Portfolio”):

				Remaining
				Term of
	Commercial			Offtake Agreement
Project	Operation Date(1)	MW(ac)(2)	Counterparty	(in years)(3)
Utility
Maryland Solar	February 2014	20	First Energy Solutions	16.8
Solar Gen 2	November 2014	150	San Diego Gas & Electric	23.5
Lost Hills Blackwell	April 2015	32	City of Roseville/Pacific Gas and Electric	27.6(4)
North Star	June 2015	60	Pacific Gas and Electric	19.1
RPU	September 2015	7	City of Riverside	24.3
Quinto	November 2015	108	Southern California Edison	19.5
Hooper	December 2015	50	Public Service Company of Colorado	19.6
Kingbird	April 2016	40	Southern California Public Power Authority (5)	19.9

Commercial & Industrial
UC Davis	September 2015	13	University of California	19.3
Macy's California	October 2015	3	Macy's Corporate Services	19.4
Kern Phase 1(a) Assets	December 2016	3	Kern High School District	20.0
Residential Portfolio	June 2014	39	Approx. 5,900 homeowners(6)	16.3(7)
Total		525

(1)

For the Macy’s California Project and the Kern Phase 1(a) Assets (as defined below), commercial operation date (“COD”) represents the first date on which all of the solar generation systems within each of the Macy’s California Project and the Kern Phase 1(a) Assets, respectively, have achieved or are expected to achieve COD. Please read “—Note 2—Business Combinations—2016 Acquisitions” for further details on the Kern Phase 1(a) Assets. For the Residential Portfolio, COD represents the first date on which all of the residential systems within the Residential Portfolio have achieved COD.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

(2)	The megawatts (“MW”) for the projects in which the Partnership owns less than a 100% interest or in which the Partnership is the lessor under any sale-leaseback financing are shown on a gross basis.
(3)	Remaining term of offtake agreement is measured from the later of May 31, 2016 or the COD of the applicable project.
(4)

Remaining term comprised of 2.6 years on a power purchase agreement (“PPA”) with the City of Roseville, California, followed by a 25-year PPA with Pacific Gas and Electric Company (“PG&E”) starting in 2019.

(5)	The Kingbird Project is subject to two separate PPAs with member cities of the Southern California Public Power Authority.
(6)

Comprised of the approximately 5,900 solar installations located at homes in Arizona, California, Colorado, Hawaii, Massachusetts, New Jersey, New York, Pennsylvania and Vermont, that are held by SunPower Residential I, LLC (the “Residential Portfolio Project Entity”) and has an aggregate nameplate capacity of 39 MW.

(7)	Remaining term is the weighted average duration of all of the residential leases, in each case measured from May 31, 2016.

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
•

Solar Star California XXX, LLC and Solar Star California XXX (2), LLC (collectively, the “Macy’s California Project Entities”), which hold the Macy’s California Project (as defined in the glossary in this Quarterly Report on Form 10-Q (the “Glossary”));

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

In connection with the IPO, SunPower contributed a nearly 100% interest in each of the IPO SunPower Project Entities to OpCo, subject, in the case of the Quinto Project, the RPU Project, the UC Davis Project and the Macy’s California Project, to the tax equity investor’s right to a varying portion of the cash flows from the projects. In connection with the IPO, First Solar directly contributed to OpCo a 100% interest in the Maryland Solar Project Entity and indirectly contributed to OpCo a 49% economic interest in each of the Lost Hills Blackwell Project, the North Star Project and the Solar Gen 2 Project.

On January 26, 2016, OpCo entered into a Purchase, Sale and Contribution Agreement (the “Kern Purchase Agreement”) with SunPower pursuant to which OpCo agreed to purchase an interest in the Kern Project, as further described below in Note 2. Effective January 26, 2016, a subsidiary of OpCo acquired from SunPower all of the class B limited liability company interests of SunPower

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Commercial II Class B, LLC (the “Kern Class B Partnership”). Kern High School District Solar (2), LLC (the “Kern Project Entity”) is an indirect subsidiary of the Kern Class B Partnership, and OpCo holds a controlling interest in the Kern Class B Partnership effective January 26, 2016. The Partnership has concluded that OpCo is the primary beneficiary of the Kern Class B Partnership as it has the power to direct the activities that most significantly impact its economic performance and absorbs the majority of losses and has the right to receive benefits over the life of the project. Therefore, OpCo consolidates this less-than-wholly-owned entity.  Please read “—Note 2—Business Combinations—2016 Acquisitions” for further details.

On March 31, 2016, OpCo entered into a Purchase and Sale Agreement (the “Kingbird Purchase Agreement”) with First Solar and First Solar Asset Management, LLC, a wholly-owned subsidiary of First Solar (“Kingbird Seller”), to acquire an interest in the Kingbird Project, as further described below in Note 2. Effective March 31, 2016, a subsidiary of OpCo acquired FSAM Kingbird Solar Holdings, LLC from First Solar. FSAM Kingbird Solar Holdings, LLC holds the class B limited liability company interests of Kingbird Solar, LLC. Kingbird Solar A, LLC and Kingbird Solar B, LLC (the “Kingbird Project Entities”) are direct subsidiaries of Kingbird Solar, LLC, and OpCo holds a controlling interest in the Kingbird Solar, LLC effective March 31, 2016. The Partnership has concluded that OpCo is the primary beneficiary of Kingbird Solar, LLC as it has the power to direct the activities that most significantly impact its economic performance and absorbs the majority of losses and has the right to receive benefits over the life of the project. Therefore, OpCo consolidates this less-than-wholly-owned entity.  Please read “—Note 2—Business Combinations—2016 Acquisitions” for further details.

On March 31, 2016, OpCo entered into a Contribution Agreement (the “Hooper Purchase Agreement”) with SunPower and SunPower AssetCo, LLC, a wholly-owned subsidiary of SunPower, to acquire an interest in the Hooper Project, as further described below in Note 2. Effective April 1, 2016, a subsidiary of OpCo acquired from SunPower all of the class B limited liability company interests of SSCO III Class B Holdings, LLC (the “Hooper Class B Partnership”). Solar Star Colorado III, LLC (the “Hooper Project Entity”) is an indirect subsidiary of the Hooper Class B Partnership, and OpCo holds a controlling interest in the Hooper Class B Partnership effective April 1, 2016. The Partnership has concluded that OpCo is the primary beneficiary of the Hooper Class B Partnership as it has the power to direct the activities that most significantly impact its economic performance and absorbs the majority of losses and has the right to receive benefits over the life of the project. Therefore, OpCo consolidates this less-than-wholly-owned entity.  Please read “—Note 2—Business Combinations—2016 Acquisitions” for further details.

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

Fiscal Years

On June 24, 2015, in connection with the closing of the IPO, the Partnership amended the Partnership Agreement to include a change in the fiscal year to November 30. The second quarter of the Partnership’s fiscal 2016 includes the period from March 1, 2016 to May 31, 2016, consistent with the Partnership’s November 30 fiscal year end. The Predecessor had a 52-to-53 week fiscal year that ended on the Sunday closest to December 31. The corresponding second quarter of fiscal 2015 includes the Predecessor’s period from March 30, 2015 to June 28, 2015 and is comprised of 13 weeks.

The accompanying unaudited condensed consolidated financial statements cover the period from December 1, 2015 to May 31, 2016, representing the entire six-month period of the Partnership’s first and second quarters of fiscal year 2016. The prior year’s comparable six-month period covers the period from December 29, 2014 through June 28, 2015 and is reported on the basis of the previous fiscal year end of the Predecessor. As a result of the change in the Partnership’s fiscal year end, the quarterly periods of its newly adopted fiscal year do not coincide with the historical quarterly periods previously reported by the Predecessor. Financial information for the three and six months ended May 31, 2015 has not been included in this Quarterly Report on Form 10-Q for the following reasons: (i) the three and six months ended June 28, 2015 provide as meaningful a comparison to the three and six months ended May 31, 2016 as would the three and six months ended May 31, 2015; (ii) the Partnership believes that there are no significant

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

factors, seasonal or otherwise, that would impact the comparability of information if the results for the three and six months ended May 31, 2015 were presented in lieu of results for the three and six months ended June 28, 2015; and (iii) it was not practicable or cost justified to prepare this information.

Management Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates in these unaudited condensed consolidated financial statements include the assumptions and methodology underlying the allocations of expenses incurred on the Predecessor’s behalf that were recorded in the Predecessor’s condensed carve-out financial statements, as well as: allowances for doubtful accounts related to accounts receivable and financing receivables; estimates for future cash flows and economic useful lives of property and equipment; the fair value and residual value of leased solar energy systems; fair value of financial instruments; fair value of acquired assets and liabilities; valuation of certain accrued liabilities such as accrued warranty and asset retirement obligation (“ARO”); and income taxes including the related valuation allowance. Actual results could materially differ from those estimates.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued an update to the equity method investments guidance, which eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. This new guidance will be effective for the Partnership beginning on December 1, 2017 using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Partnership is evaluating the impact of this standard on its unaudited condensed consolidated financial statements and disclosures.

In February 2016, the FASB issued an update to the lease accounting guidance, which requires entities to begin recording assets and liabilities arising from substantially all leases on the balance sheet. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This new guidance will be effective for the Partnership beginning on December 1, 2019 using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Partnership is evaluating the impact of this standard on its unaudited condensed consolidated financial statements and disclosures.

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

2016 Acquisitions

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

For the acquisitions completed during the six months ended May 31, 2016, the valuation is based on the preliminary assessment of the fair values of the assets acquired, liabilities assumed and noncontrolling interests as of the acquisition date, and is subject to change as the Partnership obtains additional information for its estimates during the respective measurement period.

Kern Acquisition:

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

(i)

Phase 1(a): On January 26, 2016, 8point3 OpCo Holdings, LLC, a wholly owned subsidiary of OpCo, acquired from SunPower all of the class B limited liability company interests of the Kern Class B Partnership.  Prior to the date of the execution of the Kern Purchase Agreement and in connection with the closing of the tax equity financing for the Kern Project, described below, the Kern Project Entity, an indirect subsidiary of the Kern Class B Partnership, acquired the assets included in Phase 1(a) (the “Kern Phase 1(a) Assets”). The initial phase of the acquisition of the Kern Project is referred to herein as the “Kern Phase 1(a) Acquisition”.

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

Kingbird Acquisition:

On March 31, 2016, OpCo entered into the Kingbird Purchase Agreement with First Solar, pursuant to which OpCo agreed to acquire an interest in two 20 MW photovoltaic solar generating projects located in Kern County, California (together, the “Kingbird Project”) for aggregate consideration of $60.0 million in cash (the “Kingbird Acquisition”). Consideration for the Kingbird

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Acquisition comprised a $42.9 million payment on the closing date of March 31, 2016 to Kingbird Seller and a $17.1 million contribution to FSAM Kingbird Solar Holdings, LLC, the acquired company, on May 31, 2016 which was subsequently paid to an affiliate of First Solar for the remaining balance due under the Kingbird Project’s EPC contract.  The closing of the Kingbird Acquisition occurred simultaneously with the execution of the Kingbird Purchase Agreement and OpCo funded 100% of the payment for the Kingbird Project with a combination of cash on hand, drawings under OpCo’s revolver and drawings under OpCo’s delayed draw facility.

Ownership and cash flows of the Kingbird Project are subject to a tax equity financing facility with a third-party investor, which allocates to OpCo a certain share of cash flows from the Kingbird Project pursuant to a distribution waterfall.  Pursuant to this distribution waterfall, the tax equity investor is entitled to a quarterly amount of project cash flow until a specified “flip” point is achieved.  After the “flip” point, the cash allocations to OpCo increase.  In addition, upon reaching the flip point, OpCo has a right to purchase the tax equity investor’s interests in the project for an amount that is not less than its fair market value. The tax equity investor made capital contributions to fund purchase price payments of approximately $11.7 million on February 26, 2016 and $46.8 million on May 31, 2016, which were made when the Kingbird Project’s phases met certain construction milestones and were transferred to an affiliate of First Solar for the remaining purchase price payments. For more information about our tax equity structures in general, please read Part I, Item 1. “Business—Tax Equity Financing” of our 2015 10-K.

The Kingbird Acquisition qualifies as a business combination and the Partnership accounts for the transaction under the acquisition method.  The purchase allocation of the identifiable assets acquired, liabilities assumed and noncontrolling interests of the Kingbird Project is as follows:

(in thousands)	Fair Value
Property and equipment	$117,473
Prepaid transmission services	1,982
Interest receivable	72
Related party payable (1)	(63,971)
Asset retirement obligation	(981)
Noncontrolling interest	(11,709)
Net assets acquired	$42,866

(1)

Related party payable represents liabilities for amounts due to an affiliate of First Solar related to the construction of the project and consisted of: (i) a $17.1 million contribution to FSAM Kingbird Solar Holdings, LLC, the acquired company, by OpCo on May 31, 2016, which was subsequently paid by the acquired company and (ii) a $46.8 million payment made from the capital contribution by the tax equity investor on May 31, 2016.

Hooper Acquisition:

On March 31, 2016, OpCo entered into the Hooper Purchase Agreement with SunPower, pursuant to which OpCo agreed to acquire an interest in the 50 MW photovoltaic solar generating project located in Alamosa County, Colorado (the “Hooper Project”) for aggregate consideration of $53.5 million in cash (the “Hooper Acquisition”). The Hooper Acquisition closed on April 1, 2016 and OpCo funded 100% of the purchase price for the Hooper Project with a combination of cash on hand, drawings under OpCo’s revolver and drawings under OpCo’s delayed draw facility.

Ownership and cash flows of the Hooper Project are subject to a tax equity financing facility with a third-party investor, which allocates to OpCo a certain share of cash flows from the Hooper Project pursuant to a distribution waterfall. Pursuant to this distribution waterfall, the tax equity investor is entitled to a quarterly amount of project cash flow until a specified “flip” point is achieved.  After the “flip” point, the cash allocations to OpCo increase.  In addition, upon reaching the flip point, OpCo has a right to purchase the tax equity investor’s interests in the project for an amount that is not less than its fair market value. For more information about our tax equity structures in general, please read Part I, Item 1. “Business—Tax Equity Financing” of our 2015 10-K.

The Hooper Acquisition qualifies as a business combination and the Partnership accounts for the transaction under the acquisition method.  The purchase allocation of the identifiable assets acquired, liabilities assumed and noncontrolling interests of the Hooper Project is as follows:

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

(in thousands)	Fair Value
Property and equipment	$76,419
Prepaid expense	240
Accounts receivable (1)	568
Accrued liabilities (2)	(463)
Noncontrolling interest	(23,679)
Net assets acquired (3)	$53,085

(1)	Accounts receivable represent the fair value of the trade accounts receivable acquired, all of which are expected to be collected.
(2)	Accrued liabilities includes $0.3 million of cash distributions payable that was paid to the tax equity investor on April 30, 2016.
(3)	The net purchase price for the acquisition represents $53.5 million of cash paid by OpCo, offset by $0.4 million cash acquired in the Hooper Project Entity.

Valuation methodology:

The Partnership utilized the discounted cash flow method under the income approach to value property and equipment for the Kern Phase 1(a) Assets, the Kingbird Project and the Hooper Project, and to value noncontrolling interests for the Hooper Project. Key assumptions used in the discounted cash flow method included forecasted pre-tax cash flows, forecasted taxable income and discount rates.  All estimates, key assumptions and forecasts were reviewed by the Partnership and the fair value analyses and related valuations represent the conclusions of management.

Supplementary Data:

The results of operations for the Kern Phase 1(a) Assets, the Kingbird Project and the Hooper Project have been included in the Partnership’s unaudited condensed consolidated statements of operations since their respective dates of acquisition. In both the three and six months ended May 31, 2016, the Kern Phase 1(a) Assets, the Kingbird Project and the Hooper Project contributed approximately $2.2 million to the Partnership’s operating revenue and decreased net loss by approximately $1.0 million.

2015 Acquisitions

For the acquisitions completed in fiscal 2015, the Partnership obtained valuations from a third-party valuation specialist. The valuations calculated from these estimates were based on information available at the acquisition date. Therefore, the Partnership’s purchase price allocations are final and not subject to revision.

On June 24, 2015, the Partnership acquired a 100% interest in the Maryland Solar Project Entity, and a 49% indirect interest in each of the Solar Gen 2 Project, the North Star Project and the Lost Hills Blackwell Project, each of which is described in more detail below.

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

The following unaudited pro forma supplementary data gives effect to the 2015 Acquisitions as if the transactions had occurred on December 30, 2013. The unaudited pro forma supplementary data is provided for informational purposes only and should not be construed as indicative of the Partnership’s results of operations had the 2015 Acquisitions been consummated on the date assumed or of the Partnership’s results of operations for any future date.

	Three Months Ended	Six Months Ended
	June 28,	June 28,
(in thousands)	2015	2015
Operating revenues	$4,092	$7,125
Net loss	(6,630)	(14,781)
Net income attributable to 8point3 Energy Partners LP Class A shares	989	1,192
Net income per Class A share - Basic and Diluted	$0.05	$0.06

Note 3. Investment in Unconsolidated Affiliates

The following table summarizes the activity of the Partnership’s investments in its unconsolidated affiliates during the three and six months ended May 31, 2016:

	Three Months Ended	Six Months Ended
	May 31,	May 31,
Projects	2016	2016
(in thousands)
Balance at the beginning of the period	$346,197	$352,070
Equity in earnings in unconsolidated affiliates (1)	5,024	5,429
Distributions from unconsolidated affiliates	(2,633)	(8,911)
Balance at the end of the period	$348,588	$348,588

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

The following table presents summarized financial information for SG2 Holdings, LLC (“SG2 Holdings”) and NS Solar Holdings, LLC (“North Star Holdings”), significant investees, as derived from the unaudited condensed consolidated financial statements of SG2 Holdings and North Star Holdings for each of the three and six months ended May 31, 2016 and June 30, 2015:

	Three Months Ended		Six Months Ended
	May 31,	June 30,	May 31,	June 30,
(in thousands)	2016	2015	2016	2015
Summary statements of operations information:
Revenue	$16,101	$13,317	$24,751	$21,061
Operating expenses	9,844	8,509	20,769	16,359
Net income	6,382	4,932	4,212	4,832

Note 4. Balance Sheet Components

Financing Receivables

The Partnership’s net investment in sales-type leases presented in “Accounts receivable and short-term financing receivables, net” and “Long-term financing receivables, net” on the unaudited condensed consolidated balance sheets is as follows:

	As of
	May 31,	November 30,
(in thousands)	2016	2015
Minimum lease payment receivable, net (1)	$103,324	$106,432
Unguaranteed residual value	12,950	12,969
Less: unearned income	(32,095)	(33,655)
Net financing receivables	$84,179	$85,746
Short-term financing receivables, net (2)	$2,455	$2,370
Long-term financing receivables, net	$81,724	$83,376

(1)	Allowance for losses on financing receivables was $0.5 million and $0.3 million as of May 31, 2016 and November 30, 2015, respectively.
(2)

Accounts receivable and short-term financing receivables, net on the unaudited condensed consolidated balance sheets includes other trade accounts receivable of $5.7 million and $1.9 million as of May 31, 2016 and November 30, 2015, respectively.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Current and Non-current Assets

	As of
	May 31,	November 30,
(in thousands)	2016	2015
Prepaid expense and other current assets
Reimbursable network upgrade costs (1)	$10,134	$6,535
Other current assets (2)	1,351	1,498
Total	$11,485	$8,033
Property and equipment, net
Solar energy systems utility	$553,691	$361,241
Leased solar energy systems	137,657	137,703
Land	1,020	—
Construction-in-progress (3)	9,463	—
	$701,831	$498,944
Less: accumulated depreciation	(21,764)	(12,002)
Total	$680,067	$486,942

Other long-term assets
Reimbursable network upgrade costs (1)	$25,155	$26,142

(1)

For the Quinto Project and Kingbird Project, the construction costs related to the network upgrade of a transmission grid belonging to a utility company are reimbursable by that utility company over five years from the date the project reached commercial operation.

(2)

Other current assets included $0.6 million due from SunPower related to system output performance warranties and system repairs in connection with $0.1 million of system output performance warranty accrual and $0.5 million of system repairs accrual recorded in the “Accounts payable and other current liabilities” line item on the unaudited condensed consolidated balance sheets as of May 31, 2016. Similarly, other current assets included $0.9 million due from SunPower related to system output performance warranties and system repairs in connection with $0.2 million of system output performance warranty accrual and $0.7 million of system repairs accrual recorded in the “Accounts payable and other current liabilities” line item on the unaudited condensed consolidated balance sheets as of November 30, 2015.

(3)	Construction-in-progress is comprised of project assets related to the Kern Phase 1(a) Assets.

Current and Non-current Liabilities

	As of
	May 31,	November 30,
(in thousands)	2016	2015
Accounts payable and other current liabilities
Trade and accrued accounts payable	$2,729	$713
Related party payable (1)	3,636	171
System output performance warranty	140	237
Residential lease system repairs accrual	494	728
Derivative financial instruments	360	611
Other short-term liabilities	850	152
	$8,209	$2,612
Other long-term liabilities
Asset retirement obligations	11,542	$9,992
Deferred tax liabilities	22,709	12,491
	$34,251	$22,483

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

(1)

Related party payable on the unaudited condensed consolidated balance sheets consists of (i) $3.4 million related to the purchase price payable by tax equity investors to SunPower for the Kern Phase 1(a) Acquisition as of May 31, 2016; and (ii) $0.2 million as of both May 31, 2016 and November 30, 2015 for accounts payable to related parties associated with O&M, AMA and MSA fees owed to the Sponsors.

Note 5. Commitments and Contingencies

Land Use Commitments

The Partnership is a party to various agreements that provide for payments to landowners for the right to use the land upon which projects under PPAs are located.

The total minimum lease and easement commitments at May 31, 2016 under these land use agreements are as follows:

(in thousands)	2016 (remaining six months)	2017	2018	2019	2020	Thereafter	Total
Land use payments	$611	$1,293	$1,329	$1,686	$1,742	$58,299	$64,960

Solar Energy System Performance Warranty

Lease agreements require the Partnership to undertake a system output performance warranty. The Partnership has recorded in “Accounts payable and other current liabilities” amounts related to these system output performance warranties totaling $0.1 million and $0.2 million as of May 31, 2016 and November 30, 2015, respectively. The Partnership has also recorded in “Other current assets” amounts of $0.1 million and $0.2 million as of May 31, 2016 and November 30, 2015, respectively, relating to anticipated performance warranty reimbursements from the O&M provider.

The following table summarizes accrued solar energy systems performance warranty activity for the each of three and six months ended May 31, 2016 and June 28, 2015:

	Three Months Ended		Six Months Ended
	May 31,	June 28,	May 31,	June 28,
(in thousands)	2016	2015	2016	2015
Balance at the beginning of the period	$226	$487	$237	$525
Settlements during the period	(80)	(58)	(156)	(120)
Adjustments during the period	(6)	(9)	59	15
Balance at the end of the period	$140	$420	$140	$420

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

The following table summarizes ARO activity for each of the three and six months ended May 31, 2016 and June 28, 2015:

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

	Three Months Ended		Six Months Ended
	May 31,	June 28,	May 31,	June 28,
(in thousands)	2016	2015	2016	2015
Balance at the beginning of the period	$10,658	$903	$9,992	$—
ARO assumed in acquisition	981	2,130	1,528	2,130
Accretion expense	127	—	246	—
Liabilities incurred during the period	—	3,667	—	4,570
Adjustments to ARO during the period	(224)	—	(224)	—
Balance at the end of the period	$11,542	$6,700	$11,542	$6,700

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

Although the Partnership may, from time to time, be involved in litigation and claims arising from its operations in the ordinary course of business, the Partnership is not a party to any litigation or governmental or other proceeding that the Partnership believes will have a material adverse impact on its financial position, results of operations, or liquidity.

Environmental Contingencies

The Partnership reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. During each of the three and six months ended May 31, 2016 and June 28, 2015, there were no known environmental contingencies that required the Partnership to recognize a liability.

Note 6. Lease Agreements and Power Purchase Agreements

Lease Agreements

As of May 31, 2016, the Partnership’s unaudited condensed consolidated financial statements include approximately 5,900 residential lease agreements which have original terms of 20 years and are classified as either operating or sales-type leases. In addition, the lease agreement for the Maryland Solar Project has a lease term that will expire on December 31, 2019, and the lessee, who is an affiliate of First Solar, is obligated to pay a fixed amount of rent that is set based on the expected operations of the plant.

The following table presents the Partnership’s minimum future rental receipts on operating leases (including the lease agreement for the Maryland Solar Project and the residential lease portfolio) placed in service as of May 31, 2016:

(in thousands)	2016 (remaining six months)	2017	2018	2019	2020	Thereafter	Total
Minimum future rentals on residential operating leases placed in service (1)	$1,846	$3,707	$3,727	$3,748	$3,769	$46,404	$63,201
Maryland Solar lease	2,678	5,231	5,173	4,912	—	—	17,994
Total operating leases	$4,524	$8,938	$8,900	$8,660	$3,769	$46,404	$81,195

(1)

Minimum future rentals on operating leases placed in service do not include contingent rentals that may be received from customers under agreements that include performance-based incentives and executory costs.

As of May 31, 2016, future maturities of net financing receivables for sales-type leases are as follows:

(in thousands)	2016 (remaining six months)	2017	2018	2019	2020	Thereafter	Total
Scheduled maturities of minimum lease payments receivable (1)	$2,776	$5,616	$5,704	$5,791	$5,883	$77,554	$103,324

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

Note 7. Debt and Financing Obligations

Term Loan and Revolving Credit Facility

On June 5, 2015, OpCo entered into a $525.0 million credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility and a $200.0 million revolving credit facility. OpCo borrowed $300.0 million under the term loan facility on June 5, 2015, which indebtedness will mature on the fifth anniversary of its issuance, at which point all amounts outstanding under the $525.0 million credit facility will become due and payable. There will be no principal amortization over the term of the credit facility. The discount and incremental debt issuance costs associated with these borrowings were $3.1 million, which included $1.7 million of debt issuance costs paid with a portion of the proceeds and $1.4 million related to a reclassification of capitalized issuance costs on the Predecessor’s historical financial statements, and were reported as a direct deduction from the face amount of the note. The Partnership used the net proceeds of the term loan facility to pay distributions of $129.4 million to First Solar and $168.9 million to SunPower.

On March 30, 2016, in connection with the Kingbird Acquisition and the Hooper Acquisition, OpCo drew down $40.0 million from its revolving credit facility and $25.0 million from its delayed draw term loan facility. As of May 31, 2016, the full amount of the $300.0 million borrowed under the term loan facility, the full amount of the $25.0 million borrowed under the delayed draw term loan facility, $40.0 million borrowed under the revolving credit facility, and approximately $58.6 million of letters of credit under the revolving credit facility were outstanding. As of November 30, 2015, the full amount of the $300.0 million borrowed under the term loan facility and approximately $48.8 million of letters of credit under the revolving credit facility were outstanding. The remaining portion of the revolving credit facility was undrawn.

OpCo’s credit facility is collateralized by a pledge of the equity of OpCo and certain of its subsidiaries. The Partnership and each of OpCo’s subsidiaries, other than certain non-guarantor subsidiaries, have guaranteed the obligations of OpCo under the credit facility.

Loans outstanding under the credit facility bear interest at either (i) a base rate, which is the highest of (x) the federal funds rate plus 0.50%, (y) the administrative agent’s prime rate and (z) one-month LIBOR, in each case, plus an applicable margin; or (ii) one-, two-, three- or six-month LIBOR plus an applicable margin. The unused portion of the revolving credit facility and delayed draw term loan facility is subject to a commitment fee of 0.30% per annum. OpCo may prepay the borrowings under the term loan facility and the delayed draw term loan facility at any time. Subject to certain conditions, the credit facility includes conditional borrowing capacity for incremental commitments to increase the term loan facility and the revolving credit facility by $250 million, with any increase in the revolving credit facility not to exceed $100.0 million. The term loan bears an interest rate of approximately 2.67% and 2.41% per annum as of May 31, 2016 and November 30, 2015, respectively. OpCo has entered into interest rate swap agreements to hedge the interest rate on the borrowings under the term loan facility. For more details, please read “—Note 8. Fair Value.”

The credit facility contains covenants, including among others, requiring the Partnership to maintain the following financial ratios beginning in the fiscal quarter ending August 31, 2015: (i) a debt to cash flow ratio of not more than (a) 7.00 to 1.00 for the fiscal quarters ending August 31, 2015 through May 31, 2016, (b) 5.50 to 1.00 for the fiscal quarters ending August 31, 2016 through May 31, 2017, and (c) 5.00 to 1.00 for each fiscal quarter ending thereafter; and (ii) a debt service coverage ratio of not less than 1.75 to 1.00. In addition, an event of default occurs under the credit facility upon a change of control. The credit facility defines a change of control as occurring when, among other things, (i) the Sponsors (or either of them) cease to direct the management, directly or indirectly, of the Partnership or OpCo, or (ii) the Sponsors collectively cease to own 35% of the economic interest in OpCo. In addition, the credit facility contains customary non-financial covenants and certain restrictions that will limit the Partnership’s, OpCo’s and certain of the Partnership’s and its domestic subsidiaries’ ability to, among other things, incur or guarantee additional debt

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

and to make distributions on or redeem or repurchase OpCo common units. As of May 31, 2016, the Partnership was in compliance with the debt covenants.

On April 6, 2016, the parties thereto amended OpCo’s credit facility (i) to provide for the lenders’ consent to the Amended and Restated Omnibus Agreement, (ii) to expand OpCo’s ability to further amend the Amended and Restated Omnibus Agreement without lender consent in the future, subject to certain conditions, (iii) to permit certain customary restrictions on transfers of the equity interests of certain Project Entities, which are jointly owned, indirectly, by OpCo and SunPower, (iv) to supplement the Pledge and Security Agreement between the parties in light of the foregoing amendment, and (v) to make certain clarifying modifications to definitions and cross references.

The following table summarizes the Partnership’s long-term debt:

	May 31, 2016		November 30, 2015
(in thousands)	Amount	Interest Rate	Amount	Interest Rate
Term loan due June 2020	$300,000	2.67%	$300,000	2.41%
Delayed draw term loan facility due June 2020	25,000	2.67%	—	N/A
Revolving credit facility due June 2020	40,000	2.67%	—	N/A
Less: debt issuance costs	(2,497)	N/A	(2,794)	N/A
Total	$362,503		$297,206

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

August 2011 Letter of Credit Facility with Deutsche Bank

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

In August 2011, the Predecessor’s parent, SunPower, entered into a letter of credit facility agreement with Deutsche Bank, as administrative agent, and certain financial institutions. Payment of obligations under the letter of credit facility is guaranteed by the majority shareholder of SunPower, Total S.A. As of May 31, 2016 and November 30, 2015 letters of credit issued and outstanding under the August 2011 letter of credit facility with Deutsche Bank which is available to SunPower for the Quinto Project and the RPU Project totaled $14.0 million and $30.7 million, respectively. The associated fees incurred for the letters of credit to Deutsche Bank were $0.1 million and $0.2 million during the three and six months ended May 31, 2016, respectively, and $0.1 million during each of the three and six months ended June 28, 2015, and were recognized as interest expense in the unaudited condensed consolidated statements of operations. Pursuant to the Original Omnibus Agreement, SunPower as the Sponsor who contributed the Quinto Project cancelled one of its letter of credit facilities associated with the Quinto Project upon its achieving COD in November 2015. However, SunPower will continue to maintain the remaining letters of credit under the credit facility in connection with certain reimbursable network upgrade costs related to the Quinto Project and will bear the associated fees until no later than November 2016. Since the RPU Project achieved COD in September 2015, SunPower as the Sponsor who contributed the RPU Project is in the process of terminating the related letters of credit, and the Partnership has issued the required letters of credit under its revolving credit facility.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Partnership’s assets and liabilities measured at estimated fair value on a recurring basis, categorized in accordance with the fair value hierarchy:

	May 31, 2016			November 30, 2015
	FAIR VALUE MEASUREMENTS			FAIR VALUE MEASUREMENTS
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Liabilities
Derivative financial instruments	$—	$360	$360	$—	$611	$611
Total liabilities	$—	$360	$360	$—	$611	$611

Derivative financial instruments: On July 17, 2015, OpCo entered into interest swap agreements intended to hedge the interest rate risk on the outstanding and forecasted future borrowings under the term loan with an aggregate notional value of $240.0 million. Under the interest rate swap agreements, OpCo will pay a fixed swap rate of interest of 1.55% and the counterparties to the agreements will pay a floating interest rate based on three-month LIBOR at quarterly intervals through the maturity date of August 31, 2018. OpCo also has the right to cancel the interest rate swap agreements on August 31, 2016 and any quarterly fixed payment date thereafter with a minimum of five business days’ notification. As of both May 31, 2016 and November 30, 2015, these interest rate swap agreements had not been designated as cash flow hedges. These interest rate swap agreements are reflected at fair value and have been presented in other current liabilities on the unaudited condensed consolidated balance sheets since OpCo has the right to cancel the swap agreements within one year of the balance sheet date. During each of the three and six months ended May 31, 2016, the Partnership recorded a change in fair value of $0.3 million within other income in the unaudited condensed consolidated statement of operations.  The primary inputs into the valuation of interest rate swaps are interest yield curves, interest rate volatility, and credit spreads. The Partnership's interest rate swaps are classified within Level 2 of the fair value hierarchy, since all significant inputs are corroborated by market observable data. There were no transfers in or out of Level 1, Level 2 and Level 3 during the period.

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

During the three and six months ended June 28, 2015, $2.2 million and $5.4 million, respectively, related to the ineffective portion was recognized in earnings within other expense in the unaudited condensed consolidated statement of operations.

Liabilities Measured at Fair Value on a Nonrecurring Basis

Long-term debt and financing obligations: The estimated fair value of the Partnership’s long-term debt was classified within Level 2 of the fair value hierarchy as of May 31, 2016 and November 30, 2015, and approximated its carrying value of $362.5 million and $297.2 million, respectively, as the term loan facility is a variable rate debt with the interest rate indexed to the market and reset on a frequent and short-term basis.

Note 9. Noncontrolling Interests

Noncontrolling interests represent the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to the Partnership. For accounting purposes, the holders of noncontrolling interests of the Partnership include the Sponsors, which are SunPower and First Solar, as described in Note 1, and third-party investors under the tax equity financing facilities. As of both May 31, 2016 and November 30, 2015, First Solar and SunPower had noncontrolling interests of 31.1% and 40.7%, respectively, in OpCo.

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

As of May 31, 2016 and November 30, 2015, redeemable noncontrolling interests attributable to tax equity investors were $22.5 million and $89.7 million, respectively, and noncontrolling interests attributable to tax equity investors were $72.0 million and $11.8 million, respectively.

In addition, in connection with the Kern Phase 1(a) Acquisition on January 26, 2016, the Kingbird Acquisition on March 31, 2016, and the Hooper Acquisition on April 1, 2016, OpCo acquired the noncontrolling interest balances totaling $0.9 million, $11.7 million and $23.7 million, respectively. Please read “—Note 2—Business Combinations—2016 Acquisitions” for further details.

During both the three and six months ended May 31, 2016, such indirect subsidiaries of OpCo received $47.2 million in contributions from third-party investors under the related facilities, of which $46.8 million was transferred to an affiliate of First Solar for the remaining purchase price payment of the Kingbird Project. During the three and six months ended May 31, 2016, such indirect subsidiaries of OpCo attributed $52.9 million and $87.8 million, respectively, in losses to the third-party investors primarily as a result of allocating certain assets, including tax credits, if any, to the investors. During both the three and six months ended June 28, 2015,

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

such indirect subsidiaries of OpCo received $1.0 million in contributions from third-party investors under the related facilities and attributed $0.7 million in losses to the third-party investors primarily as a result of allocating certain assets, including tax credits, if any, to the investors.

During the three and six months ended May 31, 2016, such indirect subsidiaries of OpCo made distributions to third-party investors under the related facilities of $1.4 million and $2.6 million, respectively, compared to distributions of zero for both the three and six months ended June 28, 2015.

The following table presents the noncontrolling interest balances by entity, reported in shareholders’ equity in the unaudited condensed consolidated balance sheets as of May 31, 2016 and November 30, 2015:

	As of
	May 31,	November 30,
(in thousands)	2016	2015
First Solar	$187,925	$159,624
SunPower	69,648	22,661
Tax equity investors	72,014	11,773
Total	$329,587	$194,058

Note 10. Shareholders’ Equity

On June 24, 2015, the Partnership completed its IPO by issuing 20,000,000 of its Class A shares representing limited partner interests in the Partnership to the public. As of May 31, 2016, the Partnership owned a 28.2% limited liability company interest in OpCo as well as a controlling noneconomic managing member interest in OpCo and the Sponsors collectively owned 51,000,000 Class B shares representing limited partner interests in the Partnership, and together, having owned a noncontrolling 71.8% limited liability company interest in OpCo. As of May 31, 2016, the following shares of the Partnership were outstanding:

	Number
Shares	Outstanding	Shareholder
Class A shares	20,014,658	Public
Class B shares	22,116,925	First Solar
Class B shares	28,883,075	SunPower
Total shares outstanding	71,014,658

Cash Distribution

The Partnership is required to distribute its available cash (as defined in the Partnership Agreement) to the holders of Class A shares each quarter as described in “Note 12. Shareholders’ Equity” of the 2015 10-K.  On April 14, 2016, the Partnership paid its first quarter distribution of $4.5 million to Class A shareholders for the period from December 1, 2015 to February 29, 2016.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Note 11. Net Income Per Share

Basic net income per share is computed by dividing net income for the three and six months ended May 31, 2016 attributable to Class A shareholders by the weighted average number of Class A shares outstanding for the applicable period. Diluted net income per share is computed using basic weighted average Class A shares outstanding plus, if dilutive, any potentially dilutive securities outstanding during the period using the treasury-stock-type method. Pursuant to the Exchange Agreement among the Partnership, the General Partner, OpCo, a wholly owned subsidiary of SunPower and a wholly owned subsidiary of First Solar, the Sponsors can tender OpCo common units and an equal number of such Sponsor’s Class B shares for redemption, and the Partnership has the right to directly purchase the tendered units for, subject to the approval of its conflicts committee, cash or Class A shares. If Class B shares were converted into Class A shares, the net income attributable to Class A shares would proportionately increase, resulting in no change to net income per share for the three and six months ended May 31, 2016. In addition, there were no potentially dilutive securities (including any stock options, restricted stock and restricted stock units) for the three and six months ended May 31, 2016. Accordingly, basic and diluted net income per share for the three and six months ended May 31, 2016 was as follows:

	Three Months Ended	Six Months Ended
	May 31,	May 31,
(in thousands, except per share amounts)	2016	2016
Basic net income per share:
Numerator:
Net income attributable to Class A shareholders	$10,022	$15,330

Denominator:
Basic weighted-average shares	20,011	20,009

Basic net income per share	$0.50	$0.77

Diluted net income per share:
Numerator:
Net income attributable to Class A shareholders	$10,022	$15,330
Add: Additional net income attributable to Class A shares due to increased percentage ownership in OpCo, net of tax, from the conversion of Class B shares	7,801	11,912
	$17,823	$27,242

Denominator:
Basic weighted-average shares	20,011	20,009
Effect of dilutive securities:
Class B shares (1)	15,500	15,500
Diluted weighted-average shares	35,511	35,509

Diluted net income per share	$0.50	$0.77

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

Costs incurred for these services were $0.4 million and $0.8 million for the three and six months ended May 31, 2016, respectively. Costs incurred for these services were $0.02 million in each of the three and six months ended June 28, 2015.

Engineering, Procurement and Construction Agreements

Various projects are designed, engineered, constructed and commissioned pursuant to EPC agreements with affiliates of the Sponsors, which may include a 2- to 10-year system warranty against defects in materials, construction, fabrication and workmanship, and in some cases, may include a 25-year power and product warranty on certain modules.

As of May 31, 2016, all of the projects contributed by the Sponsors on the date of the IPO have achieved COD. The Kern Phase 1(a) Assets are construction-in-progress and expected to achieve COD within the quarter ending August 31, 2016. SunPower as the EPC provider is required to complete the Kern Phase 1(a) Assets and pursuant to the Amended and Restated Omnibus Agreement, all the associated costs to complete the Kern Phase 1(a) Assets are obligations of SunPower.

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

Costs incurred for O&M and AMA services were $1.3 million and $2.3 million for the three and six months ended May 31, 2016, respectively, compared to $0.2 million and $0.5 million for the three and six months ended June 28, 2015, respectively.

Original Omnibus Agreement

In connection with the IPO, the Partnership entered into an omnibus agreement (the “Original Omnibus Agreement”), with its Sponsors, the General Partner, OpCo and Holdings, under which (i) each Sponsor was granted an exclusive right to perform certain services not otherwise covered by an O&M agreement or an AMA on behalf of the IPO Project Entities contributed by such Sponsor, (ii) with respect to any project in the Portfolio that did not achieve commercial operation as of the closing of the IPO, the Sponsor who contributed such project will pay to OpCo all costs required to complete such project, as well as certain liquidated damages in the event such project fails to achieve operability pursuant to an agreed schedule, (iii) each Sponsor agreed to certain undertakings on the part of its affiliates who are members of the IPO Project Entities or who provide asset management, construction, operating and maintenance and other services to the IPO Project Entities contributed by such Sponsor, (iv) to the extent a Sponsor continues to post credit support on behalf of an IPO Project Entity after it has been contributed to OpCo, OpCo agreed to reimburse such Sponsor upon any demand or draw under such credit support, and the Sponsor agreed to maintain such support pursuant to the applicable underlying contractual or regulatory requirements, (v) each Sponsor agreed to indemnify OpCo for any costs it incurs with respect to certain tax-

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

related events and events in connection with tax equity financing arrangements, and (vi) the parties agreed to a mutual undertaking regarding confidentiality and use of names, trademarks, trade names and other insignias.

In August 2015, the Original Omnibus Agreement was amended to provide that (i) with respect to each of the North Star Project and the Quinto Project, which were contributed to the Partnership by First Solar and SunPower, respectively, the Sponsors agreed to pay to OpCo the difference, if any, between the amount of network upgrade refunds projected to be received in respect of the Sponsor’s project at the time of contribution and the amount of network upgrade refunds projected to be received in respect of such project at the commencement of commercial operation of such project; and (ii) SunPower agreed to indemnify OpCo for certain costs it may incur in connection with the termination of certain tax equity financing arrangements relating to the contributed residential lease portfolios, which occurred before the Partnership’s IPO. During the three months ended February 29, 2016, the Partnership received a $10.0 million indemnity payment for a shortfall associated with the network upgrade refunds projected to be received.

In November 2015, the Original Omnibus Agreement was amended to provide that the indemnity for energy produced prior to commercial operation owed by each Sponsor to OpCo will be calculated on an aggregate basis with respect to all projects contributed by such Sponsor in connection with the IPO, rather than on a project-by-project basis. As a result of this indemnity, the Partnership received $3.9 million as an indemnity payment from SunPower for a test energy shortfall associated with the Quinto Project.

On January 26, 2016, in connection with the Kern Phase 1(a) Acquisition, the Original Omnibus Agreement was amended to update the schedules thereto to include the solar power systems held indirectly by the Kern Class B Partnership at the closing of the Kern Phase 1(a) Acquisition for all purposes, except for certain tax indemnities which are included in the Kern Purchase Agreement.

On March 31, 2016, in connection with the Kingbird Acquisition, the Original Omnibus Agreement was amended (the “Kingbird Omnibus Amendment”) to update the schedules to the parties’ existing Original Omnibus Agreement to include the Kingbird Project for all purposes, except for certain tax indemnities which are included in the Kingbird Purchase Agreement.

On April 1, 2016, in connection with the Hooper Acquisition, the Original Omnibus Agreement was amended (the “Hooper Omnibus Amendment”) to update the schedules to the parties’ existing Original Omnibus Agreement to include the Hooper Project for all purposes, except for certain tax indemnities which are included in the Hooper Purchase Agreement.

On April 6, 2016, the Partnership amended and restated the Original Omnibus Agreement (as amended and restated, the “Amended and Restated Omnibus Agreement”) with its Sponsors, the General Partner, OpCo and Holdings (i) to expand each sponsor’s tax equity indemnification obligations (as further discussed below), (ii) to provide that the sponsors’ obligation to cover costs required to achieve commercial operation (as further discussed below) will be reduced to the extent OpCo and its affiliates receive alternate funds that are contemplated to be used to pay project expenses, and such funds are applied accordingly, and (iii) to integrate changes from prior amendments to the Original Omnibus Agreement, including the Kingbird Omnibus Amendment and the Hooper Omnibus Amendment. The material provisions of the Amended and Restated Omnibus Agreement are as follows: (a) each Sponsor was granted an exclusive right to perform certain services not otherwise covered by an O&M agreement or an AMA on behalf of the Project Entities contributed by such Sponsor; (b) with respect to any project in the Portfolio that has not achieved commercial operation, the Sponsor who contributed such project will pay to OpCo all costs required to complete such project, subject to certain exclusions; (c) with respect to any project in the Portfolio that did not achieve commercial operation as of the closing of the IPO, the Sponsor who contributed such project will pay to OpCo certain liquidated damages in the event such project fails to achieve operability pursuant to an agreed schedule; (d) with respect to the Quinto Project and the North Star Project, the Sponsor who contributed such project will pay to OpCo the difference, if any, between the amount of network upgrade refunds projected to be received in respect of such sponsor’s project at the time of contribution and the amount of network upgrade refunds projected to be received given the actual amount of upgrade costs incurred in respect of such project; (e) certain undertakings on the part of each Sponsor’s affiliates who act as a manager of any Project Entity or who provide asset management, construction, operating and maintenance and other services to the Project Entities contributed by such Sponsor; (f) to the extent a Sponsor continues to post credit support on behalf of a Project Entity after it has been contributed to OpCo, OpCo agreed to reimburse such Sponsor upon any demand or draw under such credit support, and the Sponsor agreed to maintain such support pursuant to the applicable underlying contractual or regulatory requirements; (g) each Sponsor agreed to indemnify OpCo for any costs it incurs with respect to certain tax-related events and events in connection with tax equity financing arrangements; and (h) the parties agreed to a mutual undertaking regarding confidentiality and use of names, trademarks, trade names and other insignias. Upon the execution of the Amended and Restated Omnibus Agreement, the tax indemnities included in the Kern Purchase Agreement, the Kingbird Purchase Agreement and the Hooper Purchase Agreement automatically terminated.

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

Purchase and Sale Agreements

Prior to the closing of the IPO, each of (i) SSCA XIII Holding Company, LLC, an indirect subsidiary of OpCo and the holder of the Quinto Project Entity (“Quinto Holdings”), (ii) SSCA XXXI Holding Company, LLC, an indirect subsidiary of OpCo and the indirect holder of the RPU Project Entity (“RPU Holdings”), and (iii) SunPower Commercial Holding Company I, LLC, an indirect subsidiary of OpCo and the holder of the UC Davis Project Entity and the Macy’s California Project Entities (“C&I Holdings,” and together with Quinto Holdings and RPU Holdings, the “SP Holding Companies”), entered into purchase and sale agreements (collectively, the “PSAs”) with affiliates of SunPower in connection with SunPower’s contribution of the SP Holding Companies to OpCo, and also entered into certain tax equity financing arrangements with third party investors to finance the purchases of the SP Holding Companies. Pursuant to the PSAs, the purchase prices were paid in installments, which were made when the projects met certain construction milestones, with final installment payments due upon COD. Since all of these projects have attained COD, there are no purchase price payments remaining.

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

On March 31, 2016, OpCo entered into the Kingbird Purchase Agreement with First Solar, pursuant to which OpCo agreed to acquire an interest in the Kingbird Project, as further described above in Note 2. Effective March 31, 2016, a subsidiary of OpCo acquired FSAM Kingbird Solar Holdings, LLC from First Solar. FSAM Kingbird Solar Holdings, LLC holds the class B limited liability company interests of Kingbird Solar, LLC. The Kingbird Project Entities are direct subsidiaries of Kingbird Solar, LLC, and OpCo holds a controlling interest in the Kingbird Solar, LLC effective March 31, 2016. Pursuant to the Kingbird Purchase Agreement, the $60.0 million purchase price due from OpCo to acquire an interest in the Kingbird Project was paid in installments with $42.9 million in cash paid to Kingbird Seller on March 31, 2016 and a $17.1 million contribution to FSAM Kingbird Solar Holdings, LLC on May 31, 2016 which was subsequently paid to an affiliate of First Solar for the remaining balance due under the Kingbird Project’s EPC contract.  In addition, Kingbird Solar, LLC entered into a tax equity financing facility with a third-party investor, which allocates to OpCo a certain share of cash flows from the Kingbird Project pursuant to a specified distribution waterfall. The tax equity investor made capital contributions to fund purchase price payments of approximately $11.7 million on February 26, 2016 and $46.8 million on May 31, 2016, which were made when the Kingbird Project’s phases met certain construction milestones and were transferred to an affiliate of First Solar for the remaining purchase price payments. Since the Kingbird Project has attained COD as of May 31, 2016 there are no purchase price payments remaining. Please read “—Note 2—Business Combinations—2016 Acquisitions” for further details.

On March 31, 2016, OpCo entered into the Hooper Purchase Agreement with SunPower, pursuant to which OpCo agreed to acquire an interest in the Hooper Project, as further described above in Note 2. Effective April 1, 2016, a subsidiary of OpCo acquired

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

from SunPower all of the class B limited liability company interests of the Hooper Class B Partnership for a cash purchase price of $53.5 million. Since the Hooper Project attained COD prior to the acquisition date there are no purchase price payments remaining. Please read “—Note 2—Business Combinations—2016 Acquisitions” for further details.

First Solar ROFO Agreement

On March 28, 2016, OpCo entered into an Amendment and Waiver to Right of First Offer Agreement (“Waiver No. 1”) with First Solar. Pursuant to Waiver No. 1, OpCo waived certain of its rights under the First Solar ROFO Agreement, dated as of June 24, 2015, between OpCo and First Solar, and First Solar and OpCo agreed to amend certain provisions of the First Solar ROFO Agreement. Pursuant to the First Solar ROFO Agreement, First Solar previously granted to OpCo a right of first offer to purchase certain solar energy generating facilities for a period of five years. Such solar projects included the 300 MW Stateline facility in San Bernardino County, California (“Stateline”). Pursuant to Waiver No. 1, OpCo waived its rights under the First Solar ROFO Agreement with respect to 24% of the aggregate interest in Stateline. Concurrently, OpCo’s rights under the First Solar ROFO Agreement were expanded to cover First Solar’s 100 MW Switch Station 1 and 79-MW Switch Station 2 facilities in Clark County, Nevada (collectively, “Switch Station”), which had not previously been subject to the First Solar ROFO Agreement. Additionally, OpCo and First Solar agreed to impose certain limitations on First Solar’s right to offer projects to OpCo under the First Solar ROFO Agreement (each, a “ROFO Offer”). These limitations include commitments by First Solar (i) to not make ROFO Offers in respect of Switch Station or Stateline before February 1, 2017 and October 1, 2016, respectively, and (ii) during the period between October 1, 2016 and December 31, 2016, to limit all ROFO Offers in respect of Stateline to either (A) an offer for 50% of First Solar’s remaining indirect interest or (B) an offer pursuant to which OpCo may elect to purchase either 50% or 100% of First Solar’s remaining indirect interest. On June 28, 2016, OpCo entered into an Amendment and Waiver No. 2 to the First Solar ROFO Agreement (“Waiver No. 2”) with First Solar. Please read “—Note 15—Subsequent Events” for further details.

Maryland Solar Lease Arrangement

The Maryland Solar Project Entity has leased the Maryland Solar Project to an affiliate of First Solar. Under the arrangement, First Solar’s affiliate is obligated to pay a fixed amount of rent that is set based on the expected operations of the plant. The lease agreement will expire on December 31, 2019.

Operating Expense Allocations

The Predecessor’s condensed carve-out financial statements include allocations of certain SunPower operating expenses. The allocations include: (i) charges that were incurred by SunPower that were specifically identified as attributable to the Predecessor; and (ii) an allocation of applicable SunPower operating expenses based on the proportional level of effort attributable to the operation of the Predecessor’s portfolio of solar energy systems leased to residential homeowners and projects under construction. These expenses include legal, accounting, tax, treasury, information technology, insurance, employee benefit costs, human resources, procurement and other corporate services and infrastructure costs. The allocation of applicable SunPower operating expenses was principally based on management’s estimate of the proportional level of effort devoted by corporate resources. The amounts allocated to the Predecessor related to SunPower operating expenses were $3.0 million and $4.8 million for the three and six months ended June 28, 2015, respectively, and are disclosed as SG&A expenses on the unaudited condensed consolidated statement of operations.

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

The Partnership records uncertain tax positions in accordance with ASC 740 — Income Taxes on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Partnership recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Note 14. Segment Information

The Partnership manages its Portfolio as one segment that operates a portfolio of solar energy generation systems. It operates as a single reportable segment based on the “management” approach.

All operating revenues for the three and six months ended May 31, 2016 and June 28, 2015 were from customers located in the United States. Operating revenues from one customer, First Solar, as lessee of the Maryland Solar Project, accounted for 10% and 13% of total operating revenues for the three and six months ended May 31, 2016, respectively, compared to zero in each of the three and six months ended June 28, 2015. Long-lived assets consisting of property and equipment, net, were located in the United States.

Note 15. Subsequent Events

The Partnership declared a second quarter distribution for its Class A shares of $0.2325 per share for the period from March 1, 2016 to May 31, 2016. The second quarter distribution will be paid on July 15, 2016 to shareholders of record as of July 5, 2016.

On June 21, 2016, the Board of Directors of the General Partner, with the concurrence of the Conflicts Committee, determined that OpCo has met the tests in the OpCo’s Amended and Restated Limited Liability Company Agreement (the “OpCo LLC Agreement”) to terminate OpCo’s distribution forbearance period. As a result, starting with the quarter ending August 31, 2016, the OpCo units held by First Solar and SunPower will be entitled to distributions.

On June 28, 2016, OpCo entered into Waiver No. 2 to the First Solar ROFO Agreement with First Solar. Pursuant to the First Solar ROFO Agreement, First Solar previously granted to OpCo a right of first offer to purchase certain solar energy generating facilities for a period of five years. Such solar projects included the 250 MW Moapa solar generation project in Clark County, Nevada (“Moapa”). Pursuant to Waiver No. 2, OpCo waived its rights under the First Solar ROFO Agreement with respect to Moapa. Concurrently, OpCo’s rights under the First Solar ROFO Agreement were expanded to cover First Solar’s 130 MW California Flats and 150 MW California Flats facilities in Monterey County, California, which had not previously been subject to the First Solar ROFO Agreement.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

On June 29, 2016, OpCo entered into a Contribution Agreement with SunPower and SunPower AssetCo, LLC, a wholly-owned subsidiary of SunPower, to acquire an interest in the 5 MW project which holds roof-mounted solar photovoltaic systems being installed at certain Macy’s department stores in Maryland (“Macy’s Maryland Project”) for $12.0 million in cash (the “Macy’s Maryland Acquisition”). Ownership and cash flows of the Macy’s Maryland Project are subject to a tax equity financing arrangement with a third-party investor. The Macy’s Maryland Acquisition is expected to close on July 1, 2016, subject to customary closing conditions, and OpCo expects to fund 100% of the purchase price for the Macy’s Maryland Project with cash on hand.

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

Overview

Description of Partnership

We are a growth-oriented limited partnership formed by First Solar and SunPower, our Sponsors, to own, operate and acquire solar energy generation projects. Our IPO was completed on June 24, 2015, by issuing 20,000,000 Class A shares representing limited partner interests to the public. As of May 31, 2016, we owned a 28.2% limited liability company interest in OpCo as well as a controlling non-economic managing member interest in OpCo and the Sponsors collectively owned 51,000,000 Class B shares in the Partnership, with SunPower and First Solar owning 28,883,075 and 22,116,925 Class B shares, respectively, and together owning a noncontrolling 71.8% limited liability company interest in OpCo. Because we consolidate OpCo, our financial results are shown on a 100% basis and are not adjusted to reflect our Sponsors’ noncontrolling limited liability company interest in OpCo.

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

Our Portfolio

Our Portfolio, which we acquired from our Sponsors, consists of interests in 525 MW of solar energy projects.

As of May 31, 2016, we owned interests in eight utility-scale solar energy projects, all of which are operational. These assets represent 89% of the generating capacity of our Portfolio. As of May 31, 2016, we owned interests in three commercial and industrial (“C&I”) solar energy projects, two of which were operational and one of which was in late-stage construction, and a portfolio of residential DG Solar assets, which represent 11% of the generating capacity of our Portfolio. Our Portfolio is located entirely in the United States and consists of utility-scale and C&I assets that sell substantially all of their output under long-term, fixed-price offtake agreements with investment grade offtake counterparties and residential DG Solar assets that are leased under long-term fixed-price offtake agreements with high credit quality residential customers with FICO scores averaging 765 at the time of the initial contract. As of May 31, 2016, the weighted average remaining life of offtake agreements across our Portfolio was 20.8 years.

The following table provides an overview of the assets that comprise our Portfolio:

				Remaining
				Term of
	Commercial			Offtake Agreement
Project	Operation Date(1)	MW(ac)(2)	Counterparty	(in years)(3)
Utility
Maryland Solar	February 2014	20	First Energy Solutions	16.8
Solar Gen 2	November 2014	150	San Diego Gas & Electric	23.5
Lost Hills Blackwell	April 2015	32	City of Roseville/Pacific Gas and Electric	27.6(4)
North Star	June 2015	60	Pacific Gas and Electric	19.1
RPU	September 2015	7	City of Riverside	24.3
Quinto	November 2015	108	Southern California Edison	19.5
Hooper	December 2015	50	Public Service Company of Colorado	19.6
Kingbird	April 2016	40	Southern California Public Power Authority (5)	19.9

Commercial & Industrial
UC Davis	September 2015	13	University of California	19.3
Macy's California	October 2015	3	Macy's Corporate Services	19.4
Kern Phase 1(a) Assets	December 2016	3	Kern High School District	20.0
Residential Portfolio	June 2014	39	Approx. 5,900 homeowners(6)	16.3(7)
Total		525

(1)

For the Macy’s California Project and the Kern Phase 1(a) Assets (as defined below), commercial operation date (“COD”) represents the first date on which all of the solar generation systems within each of the Macy’s California Project and the Kern Phase 1(a) Assets, respectively, have achieved or are expected to achieve COD. Please read “—Note 2—Business Combinations—2016 Acquisitions” for further details on the Kern Phase 1(a) Assets. For the Residential Portfolio, COD represents the first date on which all of the residential systems within the Residential Portfolio have achieved COD.

(2)	The megawatts (“MW”) for the projects in which the Partnership owns less than a 100% interest or in which the Partnership is the lessor under any sale-leaseback financing are shown on a gross basis
(3)	Remaining term of offtake agreement is measured from the later of May 31, 2016 or the COD of the applicable project.
(4)

Remaining term comprised of 2.6 years on a power purchase agreement (“PPA”) with the City of Roseville, California, followed by a 25-year PPA with Pacific Gas and Electric Company (“PG&E”) starting in 2019.

(5)	The Kingbird project is subject to two separate PPAs with member cities of the Southern California Public Power Authority.
(6)

Comprised of the approximately 5,900 solar installations located at homes in Arizona, California, Colorado, Hawaii, Massachusetts, New Jersey, New York, Pennsylvania and Vermont, that are held by SunPower Residential I, LLC (the “Residential Portfolio Project Entity”) and has an aggregate nameplate capacity of 39 MW.

(7)	Remaining term is the weighted average duration of all of the residential leases, in each case measured from May 31, 2016.

2016 Acquisitions

On January 26, 2016, OpCo entered into the Kern Purchase Agreement with SunPower, pursuant to which OpCo agreed to purchase an interest in the Kern Project for aggregate consideration of $35.0 million in cash. On March 31, 2016, OpCo entered into the Kingbird Purchase Agreement with First Solar, pursuant to which OpCo agreed to acquire an interest in the Kingbird Project for aggregate consideration of $60.0 million in cash. On March 31, 2016, OpCo entered into the Hooper Purchase Agreement with SunPower, pursuant to which OpCo agreed to acquire an interest in the Hooper Project for aggregate consideration of $53.5 million in cash. On June 29, 2016, OpCo entered into a Contribution Agreement with SunPower, pursuant to which OpCo will acquire an interest in the 5 MW project which holds roof-mounted solar photovoltaic systems being installed at certain Macy’s department stores in Maryland for $12.0 million in cash (the “Macy’s Maryland Acquisition”).  The Macy’s Maryland Acquisition is expected to close on July 1, 2016, subject to customary closing conditions.  Please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements— Note 2—Business Combinations—2016 Acquisitions” for further information on the Kern Phase 1(a) Acquisition, the Kingbird Acquisition and the Hooper Acquisition, and “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 15—Subsequent Events” for further information on the Macy’s Maryland Acquisition.

For more information about our tax equity structures in general, please read Part I, Item 1. “Business—Tax Equity Financing” of our 2015 10-K.

How We Generate Revenues

Our revenues are a function of the volume of electricity generated and sold by our projects and rental payments under lease agreements. The assets in our Portfolio sell substantially all of their output or are leased under long-term, fixed price offtake agreements with investment grade utility-scale and C&I offtakers, as well as high credit quality residential customers with an average FICO score of 765 at the time of initial contract. As of May 31, 2016, the weighted average remaining life of offtake agreements across our Portfolio was 20.8 years, with the offtake agreements of our Utility Project Entities having remaining terms ranging from 16.8 to 27.6 years and our C&I offtake agreements and residential offtake agreements having remaining terms ranging from 16.3 to 20.0 years.

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

Adjusted EBITDA.

We define Adjusted EBITDA as net income (loss) plus interest expense, net of interest income, income tax provision, depreciation, amortization and accretion, including our proportionate share of net interest expense, income taxes and depreciation, amortization and accretion from our unconsolidated affiliates that are accounted for under the equity method, and share-based compensation; and excluding the effect of certain other non-cash or non-recurring items that we do not consider to be indicative of our ongoing operating performance such as, but not limited to, mark to market adjustments to the fair value of derivatives related to our interest rate hedges and transaction costs incurred for our acquisitions of projects. Adjusted EBITDA is a non-U.S. GAAP financial measure. This measurement is not recognized in accordance with U.S. GAAP and should not be viewed as an alternative to U.S. GAAP measures of performance. The U.S. GAAP measure most directly comparable to Adjusted EBITDA is net income (loss). The presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

However, Adjusted EBITDA has limitations as an analytical tool because it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments, does not reflect changes in, or cash requirements for, working capital, does not reflect significant interest expense or the cash requirements necessary to service interest or principal payments on our outstanding debt or cash distributions on tax equity, does not reflect payments made or future requirements for income taxes, and excludes the effect of certain other cash flow items, all of which could have a material effect on our financial condition and results of operations. Adjusted EBITDA is a non-U.S. GAAP measure and should not be considered an alternative to net income (loss) or any other performance or liquidity measure determined in accordance with U.S. GAAP, nor is it indicative of funds available to fund our cash needs. In addition, our calculations of Adjusted EBITDA are not necessarily comparable to EBITDA as calculated by other companies. Investors should not rely on these measures as a substitute for any U.S. GAAP measure, including net income (loss).

Cash Available for Distribution.

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

We believe cash available for distribution is useful to investors in evaluating our operating performance because securities analysts and other interested parties use such calculations as a measure of our ability to make our minimum quarterly distribution. In addition, cash available for distribution is used by our management team for determining future acquisitions and managing our growth. The U.S. GAAP measure most directly comparable to cash available for distribution is net income (loss).

However, cash available for distribution has limitations as an analytical tool because it does not capture the level of capital expenditures necessary to maintain the operating performance of our projects, does not include changes in operating assets and liabilities and excludes the effect of certain other cash flow items, all of which could have a material effect on our financial condition and results from operations. Cash available for distribution is a non-U.S. GAAP measure and should not be considered an alternative to net income (loss) or any other performance or liquidity measure determined in accordance with U.S. GAAP, nor is it indicative of funds available to fund our cash needs. In addition, our calculations of cash available for distribution are not necessarily comparable to cash available for distribution as calculated by other companies. Investors should not rely on these measures as a substitute for any U.S. GAAP measure, including net income (loss).

The following table presents a reconciliation of net loss to Adjusted EBITDA and cash available for distribution for the three and six months ended May 31, 2016 and June 28, 2015:

	Three Months Ended		Six Months Ended
	May 31,	June 28,	May 31,	June 28,
(in thousands)	2016	2015	2016	2015
Net loss	$(161)	$(10,852)	$(7,214)	$(20,019)
Add (Less):
Interest expense, net of interest income	2,715	(583)	5,303	462
Income tax provision	6,681	103	10,218	109
Depreciation, amortization and accretion	5,388	748	10,014	1,478
Share-based compensation	56	—	112	—
Selling, general and administrative (1)	—	3,849	—	6,372
Loss on cash flow hedges related to Quinto interest rate swaps	—	2,206	—	5,448
Loss on termination of residential financing obligations	—	5,771	—	6,477
Acquisition-related transaction costs (2)	829	—	1,662	—
Unrealized gain on derivatives (3)	(325)	—	(251)	—
Add proportionate share from equity method investments (4)
Interest expense, net of interest income	(53)	(15)	(95)	(15)
Depreciation, amortization and accretion	2,234	161	5,286	161
Adjusted EBITDA	$17,364	$1,388	$25,035	$473
Less:
Equity in earnings of unconsolidated affiliates, net with (4) above (5)	(7,205)	(364)	(10,620)	(364)
Cash interest paid (6)	(3,110)	—	(5,898)	—
Cash distributions to non-controlling interests	(420)	—	(904)	—
Add:
Cash distributions from unconsolidated affiliates (7)	2,633	—	9,057	—
State and local rebates (8)	—	—	299	—
Cash proceeds from sales-type residential leases (9)	630	794	1,271	1,492
Indemnity payment from SunPower (10)	—	—	9,973	—
Test electricity generation (11)	421	—	421	—
Estimated cash available for distribution	$10,313	$1,818	$28,634	$1,601

(1)	Represents the non-cash allocation of the Predecessor’s corporate overhead in selling, general and administrative expenses.
(2)	Represents acquisition-related financial advisory, legal and accounting fees associated with ROFO Project interests purchased and expected to be purchased by us in the future.
(3)	Represents the changes in fair value of interest rate swaps that were not designated as cash flow hedges.
(4)	Represents our proportionate share of net interest expense, income taxes and depreciation, amortization and accretion from our unconsolidated affiliates that are accounted for under the equity method.
(5)

Equity in earnings of unconsolidated affiliates represents the earnings from the Solar Gen 2 Project, the North Star Project and the Lost Hills Blackwell Project and is included on our unaudited condensed consolidated statements of operations.

(6)

Represents cash interest payments related to our term loan and revolving credit facilities post-IPO. The interest payments for the Quinto Credit Facility on the Predecessor’s combined carve-out financial statements were excluded as they were funded by one of our Sponsors.

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

(9)

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

(10)

Represents an indemnity payment from SunPower related to the shortfall in the reimbursable network upgrade costs related to the Quinto Project, which is owed to OpCo in accordance with the Amended and Restated Omnibus Agreement. Please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12. Related Parties”.

(11)

Test electricity generation represents the sale of electricity that was generated prior to COD by the Kingbird Project. Solar systems may begin generating electricity prior to COD as a result of the installation and interconnection of individual solar modules, which occurs over time during the construction and commission period. The sale of test electricity generation is accounted for as a reduction in the asset carrying value rather than operating revenue prior to COD, even though it generates cash for the related Project Entity.

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

Accounting for Joint Ventures.    The Predecessor’s historical combined carve-out financial statements do not include equity in earnings from any minority-owned joint ventures. As of May 31, 2016, OpCo owned a 49% interest in the Solar Gen 2 Project, the North Star Project and the Lost Hills Blackwell Project; however, as these interests were previously owned by First Solar, they are not included in the Predecessor’s combined carve-out financial statements. The results of operations of joint ventures in which OpCo owns a meaningful noncontrolling interest are not consolidated in our unaudited condensed consolidated financial statements and instead are represented as earnings from equity investments.

Financing.    The Predecessor’s historical combined carve-out financial statements reflect indebtedness for the Quinto Project, which was paid off in connection with the closing of our IPO, and two residential financing agreements with third-party investors, both of which have been terminated. On June 5, 2015, OpCo entered into a $525.0 million senior secured credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility and a $200.0 million revolving credit facility. As of November 30, 2015, the full amount of the $300.0 million term loan facility and approximately $48.8 million of letters of credit under our revolving credit facility were outstanding. We used the proceeds of the $300.0 million term loan facility to pay distributions to our Sponsors. On March 30, 2016, in connection with the Kingbird Acquisition and the Hooper Acquisition, OpCo drew down $40.0 million from its revolving credit facility and $25.0 million from its delayed draw term loan facility. As of May 31, 2016, the full amount of the $300.0 million borrowed under the term loan facility, the full amount of the $25.0 million borrowed under the delayed draw term loan facility, $40.0 million borrowed under the revolving credit facility, and approximately $58.6 million of letters of credit under the revolving credit facility were outstanding. The remaining portion of the revolving credit facility was undrawn.

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

Change in Fiscal Year.    On June 24, 2015, in connection with the closing of the IPO, the Partnership amended the Partnership Agreement to include a change in the fiscal year to November 30. The second quarter of the Partnership’s fiscal 2016 includes the period from March 1, 2016 to May 31, 2016, consistent with the Partnership’s November 30 fiscal year end. The Predecessor had a 52-to-53 week fiscal year that ended on the Sunday closest to December 31. The corresponding second quarter of fiscal 2015 includes the Predecessor’s period from March 30, 2015 to June 28, 2015 and is comprised of 13 weeks.

The accompanying unaudited condensed consolidated financial statements cover the period from December 1, 2015 to May 31, 2016, representing the first six-month period of the Partnership’s fiscal year 2016. The prior year’s comparable six-month period covers the period from December 29, 2014 through June 28, 2015 and is reported on the basis of the previous fiscal year end of the Partnership’s Predecessor. As a result of the change in the Partnership’s fiscal year end, the quarterly periods of its newly adopted fiscal year do not coincide with the historical quarterly periods previously reported by its Predecessor. Financial information for the three and six months ended May 31, 2015 has not been included in this Quarterly Report on Form 10-Q for the following reasons: (i) the three and six months ended June 28, 2015 provide as meaningful a comparison to the three and six months ended May 31, 2016 as would the three and six months ended May 31, 2015; (ii) the Partnership believes that there are no significant factors, seasonal or otherwise, that would impact the comparability of information if the results for the three and six months ended May 31, 2015 were presented in lieu of results for the three and six months ended June 28, 2015; and (iii) it was not practicable or cost justified to prepare this information.

Significant Factors and Trends Affecting Our Business

The assets in our Portfolio sell substantially all of their output or are leased pursuant to long-term, fixed price offtake agreements. We believe these long-term agreements substantially mitigate volatility in our cash flows. Over time, our results of operations and our ability to grow our business could be impacted by a number of factors and trends that affect our industry generally, including the development of our ROFO Projects and the other projects we may acquire in the future.

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

The projects in our Portfolio are generally unaffected by the trends discussed above, given that all of the electricity to be generated by our projects are sold under fixed-price offtake agreements, which, as of May 31, 2016, have a weighted average remaining life of approximately 20.8 years. In addition, our near-term growth strategy is also largely insulated from the trends discussed above. We expect that most of our short-term growth will come from opportunities to acquire the ROFO Projects, all of which will have executed power sale agreements.

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

Results of Operations

	Three Months Ended		Six Months Ended
	(unaudited)		(unaudited)
	May 31,	June 28,	May 31,	June 28,
	2016	2015	2016	2015
Revenues:
Operating revenues	$13,517	$2,179	$20,619	$4,313
Total revenues	13,517	2,179	20,619	4,313
Operating costs and expenses:
Cost of operations	1,759	252	3,025	2,310
Cost of operations—SunPower, prior to IPO	—	234	—	468
Selling, general and administrative	1,656	4,519	3,292	7,798
Depreciation, amortization and accretion	5,388	748	10,014	1,478
Acquisition-related transaction costs	829	—	1,662	—
Total operating costs and expenses	9,632	5,753	17,993	12,054
Operating income (loss)	3,885	(3,574)	2,626	(7,741)
Other expense (income):
Interest expense	3,051	480	5,924	1,526
Interest income	(328)	(1,064)	(613)	(1,064)
Other expense (income)	(334)	7,977	(260)	11,925
Total other expense, net	2,389	7,393	5,051	12,387
Income (loss) before income taxes	1,496	(10,967)	(2,425)	(20,128)
Income tax provision	(6,681)	(103)	(10,218)	(109)
Equity in earnings of unconsolidated investees	5,024	218	5,429	218
Net loss	(161)	(10,852)	(7,214)	(20,019)
Less: Predecessor loss prior to IPO on June 24, 2015	—	(10,928)	—	(20,095)
Net income (loss) subsequent to IPO	(161)	76	(7,214)	76
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(10,183)	(69)	(22,544)	(69)
Net income attributable to 8point3 Energy Partners LP Class A shares	$10,022	$145	$15,330	$145

Three and Six Months Ended May 31, 2016 Compared to Three and Six Months Ended June 28, 2015

Revenues

	Three Months Ended		Six Months Ended
	(unaudited)		(unaudited)
	May 31,	June 28,	May 31,	June 28,
(in thousands)	2016	2015	2016	2015
Operating revenues	$13,517	$2,179	$20,619	$4,313
Total revenues	$13,517	$2,179	$20,619	$4,313

Operating revenues for both the three and six months ended May 31, 2016 and June 28, 2015 were comprised of power purchase revenue from our utility-scale and C&I assets and lease revenues from our solar energy system lease arrangements. All revenues for the period were generated in the United States in each of the three and six months ended May 31, 2016 and June 28, 2015.

Residential systems are leased under lease agreements which are classified for accounting purposes either as sales-type leases or operating leases. As all the leases owned by the Predecessor have been placed into service prior to fiscal 2015, all revenue related to the net present value of the minimum lease payments for sales-type leases has been recognized as of December 28, 2014. Accordingly, other than interest revenue, we had no sales-type lease revenue on our unaudited condensed consolidated financial statements for each of the three and six months ended May 31, 2016 and June 28, 2015.

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

Total revenues increased by $11.3 million, or 520%, during the three months ended May 31, 2016 as compared to the three months ended June 28, 2015, and increased by $16.3 million, or 378%, during the six months ended May 31, 2016 as compared to the six months ended June 28, 2015, due to the commencement of operations of the IPO Project Entities as of the fourth quarter of fiscal 2015 and revenues generated from the Kingbird Project and the Hooper Project acquired in the second quarter of fiscal 2016.

Operating Costs and Expenses

	Three Months Ended		Six Months Ended
	(unaudited)		(unaudited)
	May 31,	June 28,	May 31,	June 28,
(in thousands)	2016	2015	2016	2015
Cost of operations	$1,759	$252	$3,025	$2,310
Cost of operations—SunPower, prior to IPO	—	234	—	468
Selling, general and administrative	1,656	4,519	3,292	7,798
Depreciation, amortization and accretion	5,388	748	10,014	1,478
Acquisition-related transaction costs	829	—	1,662	—
Total operating costs and expenses	$9,632	$5,753	$17,993	$12,054
Total operating costs and expenses as a percentage of revenues	71.3%	264.0%	87.3%	279.5%

Cost of Operations: Cost of operations primarily includes expenses related to O&M agreements and land lease expenses post IPO. The Predecessor’s cost of operations additionally includes costs related to system output performance warranty and residential lease system repairs accrual and reserves for upfront rebate receivables.

The increase of $1.5 million, or 598%, for the three months ended May 31, 2016 as compared to the three months ended June 28, 2015 is primarily driven by: (i) increased expenses for O&M, electricity and property insurance associated with operating the solar power systems due to the commencement of operations of the IPO Project Entities in the fourth quarter of fiscal 2015 and the Kingbird Project and the Hooper Project acquired in the second quarter of fiscal 2016; and (ii) the reclassification of Quinto land lease expense from SG&A expense by the Predecessor prior to IPO to cost of operations post-IPO.

The increase of $0.7 million, or 31%, for the six months ended May 31, 2016 as compared to the six months ended June 28, 2015 is primarily driven by increased expenses associated with operating the solar power systems due to the commencement of operations of the IPO Project Entities in the fourth quarter of fiscal 2015 and the Kingbird Project and the Hooper Project acquired in the second quarter of fiscal 2016. These increases were partially offset by the Predecessor’s expenses during the first quarter of 2015 that were not recorded in 2016, relating to (i) a $1.3 million reserve for aged rebates receivable; (ii) a $0.5 million accrual for system output performance warranty and residential lease system repairs; and (iii) a $0.2 million accrual for a performance guarantee settlement.

Cost of Operations—SunPower, prior to IPO: Cost of operations—SunPower, prior to IPO, represents executory costs that were allocated to the Predecessor by SunPower. Costs incurred for these services were zero for both the three and six months ended May 31, 2016 compared to $0.2 million and $0.5 million for the three and six months ended June 28, 2015, respectively.

Selling, General and Administrative: SG&A expense includes (i) post-IPO operating expenses such as audit, legal, insurance, independent board of directors and fees under the AMAs and MSAs with our Sponsors; (ii) charges that were incurred by SunPower that were specifically identified as attributable to the Predecessor; and (iii) an allocation of SunPower operating expenses based on the proportional level of effort attributable to the operation of the Predecessor’s portfolio of solar energy systems leased to residential homeowners and solar energy projects under construction. The allocated SunPower operating expenses include asset management, legal, accounting, tax, treasury, information technology, insurance, employee benefit costs, human resources, procurement, and other corporate services and infrastructure costs.

The decrease of $2.9 million, or 63%, for the three months ended May 31, 2016 as compared to the three months ended June 28, 2015 was due to high SG&A expenses in the three months ended June 28, 2015 of $4.5 million primarily driven by the allocation of $3.8 million of costs incurred by SunPower related to our IPO, as well as $0.5 million of Quinto land lease expenses, while the SG&A expense of $1.7 million for the three months ended May 31, 2016 was mainly comprised of normal operating expenditures including: (i) $0.8 million of fees associated with audit, consulting, legal, insurance and independent board of director services; (ii) $0.8 million of MSA and AMA fees; and (iii) $0.1 million of bad debt expense related to residential lease customers.

The decrease of $4.5 million, or 58%, for the six months ended May 31, 2016 as compared to the six months ended June 28, 2015 was due to high SG&A expenses in the six months ended June 28, 2015 of $7.8 million primarily driven by the allocation of $6.3 million of costs incurred by SunPower related to our IPO, as well as $0.9 million of Quinto land lease expenses, while the SG&A expense of $3.3 million for the six months ended May 31, 2016 was mainly comprised of normal operating expenditures including: (i) $1.6 million of fees associated with audit, consulting, legal, insurance and independent board of director services; (ii) $1.5 million of MSA and AMA fees; and (iii) $0.2 million of bad debt expense related to residential lease customers.

Depreciation: Depreciation expense reflects costs associated with depreciation of our solar power system assets that have been placed in service.

The increase of $4.6 million, or 620%, for the three months ended May 31, 2016 as compared to the three months ended June 28, 2015, and the increase of $8.5 million, or 578%, for the six months ended May 31, 2016 as compared to the six months ended June 28, 2015, is a result of the commencement of operations of the IPO Project Entities in the fourth quarter of fiscal 2015 and the Kingbird Project and the Hooper Project in the second quarter of fiscal 2016.

Acquisition-Related Transaction Costs: Acquisition-related transactions costs represent legal and consulting fees incurred in connection with the Kern Phase 1(a) Acquisition in January 2016, the Kingbird Acquisition in March 2016 and the Hooper Acquisition in April 2016.

Other Expense, net

	Three Months Ended		Six Months Ended
	(unaudited)		(unaudited)
	May 31,	June 28,	May 31,	June 28,
(in thousands)	2016	2015	2016	2015
Interest expense	$3,051	$480	$5,924	$1,526
Interest income	(328)	(1,064)	(613)	(1,064)
Other expense (income)	(334)	7,977	(260)	11,925
Total other expense, net	$2,389	$7,393	$5,051	$12,387
Total other expense, net as a percentage of revenues	17.7%	339.3%	24.5%	287.2%

Interest Expense: On June 5, 2015, we entered into a $525.0 million senior secured credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility and a $200.0 million revolving credit facility. We borrowed $300.0 million under the term loan facility on June 5, 2015 to pay distributions to our Sponsors. On March 30, 2016, we drew down $40.0 million from our revolving credit facility and $25.0 million from our delayed draw term loan facility to pay for the Kingbird Acquisition and the Hooper Acquisition. Loans outstanding under the senior secured credit facility bear interest and the unused portion of the revolving credit facility and delayed draw term loan facility bear commitment fees which are cash interest expenses. Please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 7— Debt and Financing Obligations” for rates. The debt discount and incremental debt issuance costs associated with these borrowings are non-cash interest expenses. The interest incurred related to our projects that are under construction is not reflected as an expense in the unaudited condensed consolidated statements of operations as it is capitalized to construction-in-progress until the solar energy system is ready for its intended use.

Cash interest expense in the first half of fiscal 2016 relates to the term loan facility, delayed draw term loan facility, revolver fees and letter of credit fees. Cash interest expense in the first half of fiscal 2015 relates to the term loan facility and letter of credit fees as well as financing fees due to two third-party investors for undrawn commitment of the financing arrangements described below. Non-cash interest expense in the first half of fiscal 2016 relates to debt issuance costs associated with our term loan facility, delayed draw term loan facility and revolver. Non-cash interest expense in the first half of fiscal 2015 relates to our term loan facility and two financing arrangements under which leased solar energy systems were financed by two third-party investors.

The Predecessor terminated one residential lease financing obligation in January 2015 and the remaining obligation in May 2015. Under the terms of these financing arrangements, the investors provided upfront payments to the Predecessor, for which the Predecessor recognized as a financing obligation that was reduced over the specified term of the arrangement as customer receivables and federal cash grants were received by the third-party investors. Non-cash interest expense was recognized on the unaudited condensed consolidated statement of operations using the effective interest rate method calculated at a rate of approximately 14-15% during the first half of fiscal 2015.

Interest expense for the three and six months ended May 31, 2016 included non-cash interest expense of less than $0.1 million and $0.1 million, respectively, and cash interest expense of $3.0 million and $5.8 million, respectively. Interest expense for the three and six months ended June 28, 2015 included non-cash interest expense of $0.3 million and $1.2 million, respectively, and cash interest expense of $0.2 million and $0.3 million, respectively.

Interest Income:  Interest income was $0.3 million and $0.6 million for the three and six months ended May 31, 2016, respectively. Interest income was $1.1 million in both the three and six months ended June 28, 2015. Interest income represents the accrued interest on reimbursable network upgrade costs related to the Quinto Project and the Kingbird Project. These costs plus accrued interest are reimbursable by the utility company over five years when the projects achieve commercial operation.

Other Expense (Income): Other expense (income) in both the three and six months ended May 31, 2016 relates to an unrealized gain on interest rate swap associated with our term loan facility of $0.3 million further described below.  Other expense (income) of $8.0 million and $11.9 million in the three and six months ended June 28, 2015, respectively, relates to a loss on cash flow hedges associated with the Predecessor as well as a loss on termination of financing obligations further described below.

Gain on interest rate swap associated with term loan facility: On July 17, 2015, we entered into interest rate swap agreements to economically hedge the cash flows on our term loan facility. The changes in fair value are recorded in other expense (income), net in the unaudited condensed consolidated statement of operations as these hedges are not accounted for under hedge accounting. During each of the three and six months ended May 31, 2016, we recorded an unrealized gain of $0.3 million for the mark-to-market valuation adjustment of interest rate swap agreements.

Loss on cash flow hedges associated with Predecessor: The Predecessor entered into interest rate swap agreements, designated as cash flow hedges, in the fourth quarter of the year ended December 28, 2014 on borrowings in connection with the construction of the Quinto Project to reduce the impact of changes in interest rates. The Predecessor assessed the effectiveness of these cash flow hedges at inception and on a quarterly basis. If it was determined that a derivative instrument was not highly effective or the transaction was no longer deemed probable of occurring, the Predecessor discontinued hedge accounting and recognized the ineffective portion in current period earnings. The hedge became ineffective in the quarter ended March 29, 2015, and the ineffective portion was recognized in earnings at that time. The interest swap was terminated upon the IPO and the remaining ineffective portion was recognized in earnings during the quarter ended June 28, 2015. During the three and six months ended June 28, 2015, $2.2 million and $5.4 million, respectively, was reclassified into loss on cash flow hedges within other expense (income), net in the unaudited condensed consolidated statements of operations.

Loss on termination of financing obligation: On January 30, 2015, the Predecessor entered into an agreement with one of the residential lease financing third-party investors that terminated the financing obligation arrangement. In conjunction with the termination of the arrangement, the Predecessor paid $10.8 million to terminate the $10.1 million outstanding financing obligation. On May 4, 2015, the Predecessor entered into a termination agreement with the remaining third-party investor, paying $29.0 million to terminate the $21.1 million outstanding financing obligation. During the three and six months ended June 28, 2015, $5.8 million and $6.5 million, respectively, was recognized as a loss on termination within other expense (income), net in the unaudited condensed consolidated statements of operations.

Income Tax Provision

	Three Months Ended		Six Months Ended
	(unaudited)		(unaudited)
	May 31,	June 28,	May 31,	June 28,
(in thousands)	2016	2015	2016	2015
Income tax provision	$6,681	$103	$10,218	$109
Income tax provision as a percentage of revenues	49.4%	4.7%	49.6%	2.5%

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

Our income tax provision post IPO primarily represents deferred federal and state taxes on the net income of OpCo that is allocated to the Partnership (exclusive of income tax but after noncontrolling interest). The Predecessor’s income tax provision, which was calculated on a separate return basis for the carve-out period, was due to minimum state income taxes. The increase in income tax provision as a percentage of revenues for the three months ended May 31, 2016 of 49.4% compared to 4.7% for the three months ended June 28, 2015 is the result of an increase in equity in earnings of unconsolidated affiliates as well as income before income taxes for the three months ended May 31, 2016 of $1.5 million compared to losses before income taxes of $11.0 million for the three months ended June 28, 2015.

The increase in income tax provision as a percentage of revenues for the six months ended May 31, 2016 of 49.6% compared to 2.5% for the six months ended June 28, 2015 is the result of an increase in equity in earnings of unconsolidated affiliates as well as lower losses before income taxes for the six months ended May 31, 2016 of $2.4 million compared to losses before income taxes of $20.1 million for the six months ended June 28, 2015.

Equity in Earnings of Unconsolidated Investees

	Three Months Ended		Six Months Ended
	(unaudited)		(unaudited)
	May 31,	June 28,	May 31,	June 28,
(in thousands)	2016	2015	2016	2015
Equity in earnings of unconsolidated investees	$5,024	$218	$5,429	$218
Equity in earnings of unconsolidated investees as a percentage of revenues	37.2%	10.0%	26.3%	5.1%

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

During the three and six months ended May 31, 2016, we recognized equity in earnings of $5.0 million and $5.4 million, respectively, which represented the entire three and six month periods in the first half fiscal year 2016. During both the three and six months ended June 28, 2015, we recognized equity in earnings of $0.2 million, which represented the four-day-period after IPO in the second quarter of fiscal year 2015.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended		Six Months Ended
	(unaudited)		(unaudited)
	May 31,	June 28,	May 31,	June 28,
(in thousands)	2016	2015	2016	2015
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(10,183)	$(69)	$(22,544)	$(69)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests as a percentage of net revenues	(75.3)%	(3.2)%	(109.3)%	(1.6)%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the three and six months ended May 31, 2016 included a net loss of $52.9 million and $87.8 million, respectively, attributable to noncontrolling interests and redeemable noncontrolling interests related to our tax equity financing facilities with third-party investors under which the parties invest in entities that hold the solar power systems, partially offset by net income of $42.7 million and $65.3 million, respectively, attributable to our Sponsors as a result of their economic ownership in OpCo.

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests in both the three and six months ended June 28, 2015 included a net loss of $0.7 million, attributable to noncontrolling interests and redeemable noncontrolling interests related to our tax equity financing facilities with third-party investors under which the parties invest in entities that hold the solar power systems, partially offset by net income of $0.6 million attributable to our Sponsors as a result of their economic ownership in OpCo.

We apply the Hypothetical Liquidation at Book Value (“HLBV”) Method in allocating recorded net loss to each tax equity investor based on the change during the reporting period of the amount of net assets of the entity to which each tax equity investor would be entitled under the governing contractual arrangements in a liquidation scenario.

Cash Flows

Six Months Ended May 31, 2016 Compared to Six Months Ended June 28, 2015

A summary of the sources and uses of cash and cash equivalents is as follows:

	Six Months Ended
	(unaudited)
	May 31,	June 28,
(in thousands)	2016	2015
Net cash provided by (used in) operating activities	$13,627	$(9,333)
Net cash used in investing activities	(115,638)	(224,018)
Net cash provided by financing activities	65,225	271,245

Operating Activities

Net cash provided by operating activities for the six months ended May 31, 2016 was $13.6 million and was primarily the result of: (i) $7.7 million in cash distributions received from equity method investees that were classified in operating activities as returns on the investments; (ii) adjustments for non-cash charges of $20.8 million, including $10.0 million depreciation of operating lease assets and solar energy systems, $10.2 million deferred income taxes expense, $0.1 million share-based compensation, $0.3 million amortization of debt issuance costs, and $0.2 million bad debt expense related to residential lease customers; and (iii) $1.0 million increase in accounts payable and other accrued liabilities. These inflows were partially offset by: (i) net loss of $7.2 million; (ii) adjustments for non-cash income of $5.7 million, including $5.4 million equity in earnings of unconsolidated investees and $0.3 million mark-to-market gain on interest rate swap; (iii) $2.4 million increase in accounts receivable and short-term financing receivables, net; (iv) $0.5 million increase in prepaid expenses and other current assets; and (iv) $0.1 million decrease in deferred revenue on operating leases.

Net cash used in operating activities for the six months ended June 28, 2015 was $9.3 million and was primarily the result of: (i) a net loss of $20.0 million; (ii) $3.6 million increase in prepaid and other current assets related to capitalized expenses incurred by the Predecessor for our IPO; and (iii) $0.5 million decrease in deferred revenue on operating leases. Net cash used was partially offset by: (i) net non-cash charges of $13.7 million, including $3.2 million mark-to-market loss on cash flow hedges, $6.5 million loss upon termination of residential financing arrangement, $1.5 million depreciation of operating lease assets, $1.3 million reserve for rebates receivable, and $1.2 million interest expense for the financing arrangement of residential leased solar energy systems prior to termination; and (ii) $1.3 million increase in accounts payable and other accrued liabilities.

Investing Activities

Net cash used in investing activities for the six months ended May 31, 2016 was $115.6 million and was primarily the result of $118.0 million net cash paid for the acquisitions of the Kern Phase 1(a) Assets, the Kingbird Project and the Hooper Project. These outflows were partially offset by $1.2 million of cash distributions from unconsolidated investees classified in investing activities as returns of the investments, and $1.1 million of net cash provided by purchases of property and equipment, which primarily consists of collections of test energy billings.

Net cash used in investing activities for the six months ended June 28, 2015 was $224.0 million related to costs incurred by the Predecessor associated with solar energy projects under construction.

Financing Activities

Net cash provided by financing activities for the six months ended May 31, 2016 was $65.2 million and was primarily the result of: (i) $65.0 million proceeds from issuance of bank loans, net of issuance costs, including $40.0 million from the revolving credit facility and $25.0 million from the delayed draw term loan facility; (ii) $10.0 million in capital contributions from SunPower as an indemnity per the Amended and Restated Omnibus Agreement for a short-fall associated with reimbursable costs for the Quinto Project network upgrade; and (iii) $0.4 million of cash contributions from tax equity investors. These cash inflows were partially offset by: (i) $8.8 million of cash distributions to our Class A members; and (ii) $1.3 million of cash distributions to tax equity investors.

Net cash provided by financing activities for the six months ended June 28, 2015 was $271.2 million due to: (i) $393.8 million in proceeds from issuance of Class A shares, net of issuance costs; (ii) $461.2 million in proceeds from issuance of bank loans, net of issuance costs from our term loan facility as well as a financing arrangement for the Quinto Project; (iii) $337.8 million in capital contributions from SunPower to fund the SunPower Project Entities before the IPO; and (iv) $1.0 million in cash contributions from noncontrolling interests associated with our tax equity financing arrangements. These cash inflows were partially offset by: (i) $371.5 million of cash distribution to SunPower as a Sponsor in connection with the IPO; (ii) $283.7 million of cash distribution to First Solar as a Sponsor in connection with the IPO; and (iii) $264.1 million repayment of bank loans to terminate two residential lease financing arrangements prior to the IPO and the Quinto Project at the IPO closing; and (vi) $3.2 million of capital distributions to SunPower made by the Predecessor before the IPO.

Liquidity and Capital Resources

SunPower provides treasury services on the General Partner’s behalf under our MSA with an affiliate of SunPower. Our liquidity as of May 31, 2016 was $121.4 million consisting of $20.0 million cash on hand and $101.4 million of available capacity under our five-year revolving credit facility. Our liquidity position excludes up to $250.0 million in an accordion feature under our existing credit facility.

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

Term Loan, Delayed Draw Term Loan and Revolving Credit Facility

On June 5, 2015, OpCo entered into a $525.0 million senior secured credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility and a $200.0 million revolving credit facility. The delayed draw term loan facility was available to us during the 12-month period following the closing of our IPO. Subject to certain conditions, the credit facility includes conditional borrowing capacity for incremental commitments to increase the term loan facility and revolving credit facility by $250.0 million, with any increase in the revolving facility not to exceed $100.0 million. The proceeds of the term loan facility were used to pay fees and expenses, to repay existing indebtedness, to make a distribution to the Sponsors and for general purposes, including to fund acquisition opportunities, while the proceeds of the delayed draw term loan facility are expected to be used for acquisitions. Amounts available under the revolving facility are expected to be used for capital expenditures, acquisitions and other investments, to provide for ongoing working capital requirements, and for general corporate purposes, with letters of credit issued thereunder to be used for credit support and general corporate purposes. The credit facility will mature in June 2020, five years following the closing of our IPO.

As of November 30, 2015, the full amount of the $300.0 million term loan facility and approximately $48.8 million of letters of credit under the revolving credit facility were outstanding. On March 30, 2016, in connection with the Kingbird Acquisition and the Hooper Acquisition, OpCo drew down $40.0 million from its revolving credit facility and $25.0 million from its delayed draw term loan facility.  As of May 31, 2016, the full amount of the $300.0 million term loan facility, the full amount of the $25.0 million delayed draw term loan facility, $40.0 million of the revolving credit facility, and approximately $58.6 million of letters of credit under the revolving credit facility were outstanding. The remaining portion from the revolving credit facility was undrawn.

In general, the credit facility contains representations, warranties, covenants (including financial covenants) and defaults that are customary for this type of financing; provided, however, that OpCo is permitted to pay distributions to its unitholders and we are permitted to pay distributions to our shareholders out of available cash so long as no default or event of default under the credit facility has occurred or is continuing at the time of such distribution, or would result therefrom, and OpCo is otherwise in compliance, on a pro forma basis, with the facility’s covenants requiring it to maintain its debt to cash flow ratio and debt service coverage ratio (as such financial ratios are described below). Among other things, events of defaults that could result in restrictions on our ability to make such distributions include certain failures to make payments when due under the credit facility, certain defaults under other agreements, breaches of certain covenants and representations under the credit facility, commencement of certain insolvency proceedings, the existence of certain judgments or attachments, certain orders of dissolution of loan parties, certain events relating to employee benefit plans, the occurrence of a change of control (as more fully described below), certain events relating to the effectiveness and validity of the guaranties and collateral documents in support of the credit facility (as described below) and other credit documents and, under certain circumstances, the termination of the Amended and Restated Omnibus Agreement or the Quinto PPA. Loans outstanding under the credit facility bear interest at either (i) a base rate, which is the highest of (x) the federal funds rate plus 0.50%, (y) the administrative agent’s prime rate and (z) one-month LIBOR, in each case, plus an applicable margin; or (ii) one-, two-, three- or six-month LIBOR plus an applicable margin. The unused portion of the revolving credit facility and delayed draw term loan facility is subject to a commitment fee of 0.30% per annum. OpCo may prepay the borrowings under the term loan facility and the delayed draw term loan facility at any time. In the future, we may increase our debt to fund our operations or future acquisitions.

OpCo’s credit facility is secured by a pledge over the equity of OpCo and certain of its domestic subsidiaries. The Partnership and each of OpCo’s domestic subsidiaries, other than certain non-guarantor subsidiaries, have guaranteed the obligations of OpCo under the credit facility.

OpCo’s credit facility also contains covenants requiring us to maintain the following financial ratios beginning in the fiscal quarter ending August 31, 2015: (i) a debt to cash flow ratio (as more fully defined in the credit facility) of not more than (a) 7.00 to 1.00 for the fiscal quarters ending August 31, 2015 through May 31, 2016, (b) 5.50 to 1.00 for the fiscal quarters ending August 31, 2016 through May 31, 2017, and (c) 5.00 to 1.00 for each fiscal quarter ending thereafter; and (ii) a debt service coverage ratio (as more fully defined in the credit facility) of not less than 1.75 to 1.00. In addition, an event of default occurs under the credit facility upon a change of control. The credit facility defines a change of control as occurring when, among other things, (i) the Sponsors (or either of them) cease to direct the management, directly or indirectly, of us or OpCo, or (ii) the Sponsors collectively cease to own 35% of the economic interest in OpCo. In addition, the credit facility contains customary non-financial covenants and certain restrictions that will limit the Partnership’s, OpCo’s and certain of the Partnership’s and its domestic subsidiaries’ ability to, among other things, incur or guarantee additional debt and to make distributions on or redeem or repurchase OpCo common units. As of May 31, 2016, we were in compliance with the debt covenants.

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

Contractual Obligations

The following table summarizes our contractual obligations as of May 31, 2016:

		Payments Due by Period
(in thousands)	Total	2016 (remaining six months)	2017-2018	2019-2020	Beyond 2020
Land use commitments (1)	$64,960	$611	$2,622	$3,428	$58,299
Term loan (2)	338,051	5,147	20,022	312,882	—
Delayed draw term loan facility (3)	27,757	340	1,356	26,061	—
Revolving credit facility (3)	44,410	544	2,169	41,697	—
Total contractual obligations	$475,178	$6,642	$26,169	$384,068	$58,299

(1)

Land use commitments are related to a non-cancellable operating lease for the Quinto Project and two operating leases for the Kingbird Project, and are equal to the minimum lease and easement payments to landowners for the right to use the land upon which solar energy systems are located.

(2)

Includes $300.0 million of borrowings outstanding under the term loan facility entered into by OpCo on June 5, 2015 (in connection with our IPO) which will mature on or about the fifth anniversary of its issuance, at which point all amounts outstanding under the term loan facility will become due. From July 17, 2015 to August 31, 2018, which is the term of the interest rate swap, the interest payments are estimated based on the fixed swap interest rate of 1.55% plus the 2% margin for the notional amount of $240.0 million. The interest payments for the remaining $60.0 million notional amount through the maturity of the term loan, and the full amount outstanding thereafter, are estimated based on the floating cash interest rate of approximately 2.67% per annum effective as of May 31, 2016.

(3)

Includes $25.0 million of borrowings outstanding under the delayed draw term loan facility and $40.0 million of borrowings outstanding under the revolving credit facility entered into by OpCo on June 5, 2015 (in connection with the Kingbird Acquisition and the Hooper Acquisition), which will mature on or about the fifth anniversary of the issuance of the term loan facility, at which point all amounts outstanding under the delayed draw term loan facility and the revolving credit facility will become due. The interest payments for the $65.0 million notional amount through the maturity date, and the full amount outstanding thereafter, are estimated based on the floating cash interest rate of approximately 2.67% per annum effective as of May 31, 2016.

Off-Balance-Sheet Arrangements

As of May 31, 2016, we did not have any significant off-balance-sheet arrangements.

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

The concentration of credit risk under the residential lease program is limited because customers are required to have a minimum FICO credit score at the time of initial contract, the existing customer base is of high credit quality with an average FICO credit score of 765 at the time of initial contract, the program has a large number of customers with small account balances for each, and the customers are diversified geographically within the United States. As of May 31, 2016, we do not believe we had significant credit risk because of the creditworthiness of the offtake counterparties.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of May 31, 2016, the outstanding principal balance of our variable interest borrowings was $365.0 million of which $125.0 million is unhedged.  An immediate 10% increase in interest rates would have an increase of approximately $0.1 million of annualized interest expenses on our unaudited condensed consolidated financial statements. This increase was mitigated by interest rate swaps that we entered into on July 17, 2015 in connection with our term loan facility which covered $240.0 million of the $365.0 million outstanding principal balance. As of May 31, 2016, our investment portfolio consisted of 100% in demand deposits.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 31, 2016 at a reasonable assurance level.

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

2.1

Purchase, Sale and Contribution Agreement dated January 26, 2016 by and between SunPower Corporation and 8point3 Operating Company, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2016).

2.2

Purchase and Sale Agreement dated March 31, 2016 by and among First Solar Asset Management, LLC, 8point3 Operating Company, LLC and First Solar, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2016).

2.3

Contribution Agreement dated March 31, 2016 by and among SunPower AssetCo, LLC, 8point3 Operating Company, LLC and SunPower Corporation (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2016).

10.1

Amendment No. 4 to Omnibus Agreement dated March 31, 2016, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2016).

10.2

Amendment and Waiver to the Right of First Offer Agreement dated March 28, 2016, by and between 8point3 Operating Company, LLC and First Solar, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2016).

10.3

Amendment No. 5 to Omnibus Agreement dated April 1, 2016, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2016).

10.4

Amended and Restated Omnibus Agreement dated April 6, 2016, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2016).

10.5

First Amendment and Consent to Credit and Guaranty Agreement dated April 6, 2016 among 8point3 Operating Company, LLC, 8point3 Energy Partners LP, certain subsidiaries of 8point3 Operating Company, LLC, various lenders party thereto and Credit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2016).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

8point3 Energy Partners LP

	By:	8point3 General Partner, LLC
its general partner

Date: June 29, 2016	By:	/s/ Mark R. Widmar
Mark R. Widmar
Chief Financial Officer and Director (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

2.1

Purchase, Sale and Contribution Agreement dated January 26, 2016 by and between SunPower Corporation and 8point3 Operating Company, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2016).

2.2

Purchase and Sale Agreement dated March 31, 2016 by and among First Solar Asset Management, LLC, 8point3 Operating Company, LLC and First Solar, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2016).

2.3

Contribution Agreement dated March 31, 2016 by and among SunPower AssetCo, LLC, 8point3 Operating Company, LLC and SunPower Corporation (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2016).

10.1

Amendment No. 4 to Omnibus Agreement dated March 31, 2016, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2016).

10.2

Amendment and Waiver to the Right of First Offer Agreement dated March 28, 2016, by and between 8point3 Operating Company, LLC and First Solar, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2016).

10.3

Amendment No. 5 to Omnibus Agreement dated April 1, 2016, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2016).

10.4

Amended and Restated Omnibus Agreement dated April 6, 2016, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2016).

10.5

First Amendment and Consent to Credit and Guaranty Agreement dated April 6, 2016 among 8point3 Operating Company, LLC, 8point3 Energy Partners LP, certain subsidiaries of 8point3 Operating Company, LLC, various lenders party thereto and Credit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2016).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.