Form 10-Q
period 2016-08-31
8point3 Energy Partners LP
filed 2016-10-03
CIK 1635581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

As of September 28, 2016, the registrant had outstanding 28,068,276 Class A shares representing limited partner interests and 51,000,000 Class B shares representing limited partner interests.

i

GLOSSARY

References in this Quarterly Report on Form 10-Q to:

“2015 10-K” refers to our Transition Report on Form 10-K dated January 27, 2016.

“(ac)” refers to alternating current.

“Amended and Restated Omnibus Agreement” refers to the Amended and Restated Omnibus Agreement, dated as of April 6, 2016, as amended, among the Partnership, OpCo, the General Partner, Holdings, First Solar and SunPower. Please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Related Parties” for further details.

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

“C&I Project Entities” refers to, collectively, the Kern Project Entity, the Macy’s California Project Entities, the Macy’s Maryland Project Entity and the UC Davis Project Entity.

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

“First Solar ROFO Projects” refers to, collectively, (i) the projects set forth in the chart in Part I, Item 1 of the 2015 10-K, under the heading “Business—Our Portfolio—ROFO Projects” with First Solar listed as the “Developing Sponsor” and as to which we have a right of first offer under the First Solar ROFO Agreement should First Solar decide to sell them (but excluding (a) the Kingbird Project, which we acquired on March 31, 2016, as further described in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 2—Business Combinations—2016 Acquisitions,” (b) approximately

50% of First Solar’s indirect interest in the Stateline facility, as further described in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Related Parties,” and (c) First Solar’s indirect interest in the Moapa facility, as further described in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Related Parties”), (ii) First Solar’s 100 MW Switch Station 1 and 79-MW Switch Station 2 facilities in Clark County, Nevada and (iii) First Solar’s 130 MW California Flats and 150 MW California Flats facilities in Monterey County, California.

“General Partner” or “our general partner” refers to 8point3 General Partner, LLC, our general partner, a limited liability company formed under the laws of the State of Delaware and a wholly-owned subsidiary of Holdings.

“GW” refers to a gigawatt, or 1,000,000,000 watts. As used in this Quarterly Report on Form 10-Q, all references to watts (e.g., MW or GW) refer to measurements of alternating current, except where otherwise noted.

“Henrietta Project” refers to the solar energy project that is located in Kings County, California and is held by the Henrietta Project Entity.

“Henrietta Project Entity” refers to Parrey, LLC.

“Holdings” refers to 8point3 Holding Company, LLC, a limited liability company formed under the laws of the State of Delaware, which is jointly owned by First Solar and SunPower and is the parent of the General Partner.

“Hooper Class B Partnership” refers to SSCO III Class B Holdings, LLC.

“Hooper Project” refers to the solar energy project located in Alamosa County, Colorado, that is held by the Hooper Project Entity and has a nameplate capacity of 50 MW.

“Hooper Project Entity” refers to Solar Star Colorado III, LLC.

“IPO” refers to the Partnership’s initial public offering of its Class A shares, which was completed on June 24, 2015.

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

“Kern Phase 1(b) Assets” refers to the assets comprising the second phase of the Kern Project, with a nameplate capacity of 5 MW.

“Kern Project” refers to the solar energy project located in Kern County, California, that is held by the Kern Project Entity and has a nameplate capacity of up to 21 MW. OpCo’s acquisition of the Kern Project will be effectuated in four phases, with the closing of the first phase, reflecting a nameplate capacity of 3 MW, having occurred on January 26, 2016 and the closing of the second phase, reflecting a nameplate capacity of 5 MW, having occurred on September 9, 2016. The initial phase of OpCo’s acquisition of the Kern Project is referred to herein as the “Kern Phase 1(a) Acquisition” and the second phase of OpCo’s acquisition of the Kern Project is referred to herein as the “Kern Phase 1(b) Acquisition”. The closings of the third and fourth phases, reflecting an aggregate nameplate capacity of up to 13 MW, are expected to occur in the fiscal quarter ending February 28, 2017.

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

“Lost Hills Project” refers to the solar energy project located in Kern County, California, that is held by the Lost Hills Project Entity and that has a nameplate capacity of 20 MW.

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

“Macy’s Maryland Class B Partnership” refers to SunPower Commercial III Class B, LLC.

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

“PG&E” refers to Pacific Gas and Electric Company.

“Portfolio” refers to, collectively, our portfolio of solar energy projects as of August 31, 2016, which consists of the Hooper Project, the Kern Phase 1(a) Assets, the Kingbird Project, the Lost Hills Blackwell Project, the Macy’s California Project, the Macy’s Maryland Project, the Maryland Solar Project, the North Star Project, the Quinto Project, the Solar Gen 2 Project, the RPU Project, the UC Davis Project and the Residential Portfolio.

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

“SunPower ROFO Agreement” refers to the Right of First Offer Agreement, dated as of June 24, 2015, by and between OpCo and SunPower. On September 30, 2016, OpCo and SunPower entered into an amendment and waiver to the SunPower ROFO Agreement. Please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 15—Subsequent Events” for further details.

“SunPower ROFO Projects” refers to, collectively, (i) the projects set forth in the chart in Part I, Item 1 of the 2015 10-K, under the heading “Business—Our Portfolio—ROFO Projects” with SunPower listed as the Developing Sponsor and as to which we have a right of first offer under the SunPower ROFO Agreement should SunPower decide to sell them (but excluding (a) the Hooper Project, which we acquired on April 1, 2016, as further described in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 2—Business Combinations—2016 Acquisitions,” (b) the Macy’s Maryland Project, which we acquired on July 1, 2016, as further described in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 2—Business Combinations—2016 Acquisitions,” (c) the Kern Project, which we entered into an agreement to acquire on January 26, 2016 and which we acquired the Phase 1(a) Assets on January 26, 2016 and the Phase 1(b) Assets on September 9, 2016 and expect to acquire the Phase 2 assets in the fiscal quarter ending February 28, 2017, as further described in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 2—Business Combinations—2016 Acquisitions” and in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 15—Subsequent Events,” (d) the Henrietta Project, which we entered into an agreement to acquire on September 20, 2016 and which we acquired on September 29, 2016, as further described in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 15—Subsequent Events,” (e) SunPower’s interest in the Stanford facility, as further described in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 15—Subsequent Events,” and (f) SunPower’s interest in the IPT Solar Gen facility, as further described in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 15—Subsequent Events”), (ii) SunPower’s Boulder Solar 1 facility in Clark County, Nevada and (iii) SunPower’s Commercial Portfolio #3 located in various U.S. states.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

8point3 Energy Partners LP

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	August 31,	November 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$29,890	$56,781
Accounts receivable and short-term financing receivables, net	10,411	4,289
Prepaid and other current assets[1]	14,453	8,033
Total current assets	54,754	69,103
Property and equipment, net	693,783	486,942
Long-term financing receivables, net	80,823	83,376
Investments in unconsolidated affiliates	349,791	352,070
Other long-term assets	24,823	26,142
Total assets	$1,203,974	$1,017,633
Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities[1]	$21,358	$2,612
Short-term debt and financing obligations	1,964	1,964
Deferred revenue, current portion	1,097	489
Total current liabilities	24,419	5,065
Long-term debt and financing obligations	362,657	297,206
Deferred revenue, net of current portion	608	746
Other long-term liabilities	39,729	22,483
Total liabilities	427,413	325,500
Redeemable noncontrolling interests	17,624	89,747
Commitments and contingencies (Note 5)
Equity:
Class A shares, 20,018,276 and 20,007,281 issued and outstanding as of August 31, 2016 and November 30, 2015, respectively	392,916	392,748
Class B shares, 51,000,000 issued and outstanding as of August 31, 2016 and November 30, 2015	—	—
Accumulated earnings	25,016	15,580
Total shareholders' equity attributable to 8point3 Energy Partners LP	417,932	408,328
Noncontrolling interests	341,005	194,058
Total equity	758,937	602,386
Total liabilities and equity	$1,203,974	$1,017,633

[1]

The Partnership has related-party balances for transactions made with the Sponsors. Related-party balances recorded within “Prepaid and other current assets” in the unaudited condensed consolidated balance sheets were $1.1 million and $0.9 million as of August 31, 2016 and November 30, 2015, respectively. Related-party balances recorded within “Accounts payable and other current liabilities” in the unaudited condensed consolidated balance sheets were $17.6 million and $0.2 million as of August 31, 2016 and November 30, 2015, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended	Eight Months Ended
	August 31,	August 31,	August 31,	August 31,
	2016	2015	2016	2015
Revenues:
Operating revenues[1]	$26,116	$3,076	$46,735	$6,629
Total revenues	26,116	3,076	46,735	6,629
Operating costs and expenses[1]:
Cost of operations	1,928	73	4,953	2,389
Cost of operations—SunPower, prior to IPO	—	59	—	468
Selling, general and administrative	1,804	2,483	5,096	9,055
Depreciation, amortization and accretion	6,311	1,172	16,325	2,374
Acquisition-related transaction costs	599	—	2,261	—
Total operating costs and expenses	10,642	3,787	28,635	14,286
Operating income (loss)	15,474	(711)	18,100	(7,657)
Other expense (income):
Interest expense	3,199	201	9,123	1,646
Interest income	(296)	(228)	(909)	(1,223)
Other expense (income)	(291)	3,443	(551)	12,695
Total other expense, net	2,612	3,416	7,663	13,118
Income (loss) before income taxes	12,862	(4,127)	10,437	(20,775)
Income tax provision	(5,063)	(701)	(15,281)	(707)
Equity in earnings of unconsolidated investees	8,075	6,115	13,504	6,115
Net income (loss)	15,874	1,287	8,660	(15,367)
Less: Predecessor loss prior to IPO on June 24, 2015	—	(3,441)	—	(20,095)
Net income subsequent to IPO	15,874	4,728	8,660	4,728
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	8,281	3,695	(14,263)	3,695
Net income attributable to 8point3 Energy Partners LP Class A shares	$7,593	$1,033	$22,923	$1,033
Net income per Class A share:
Basic	$0.38	$0.05	$1.15	$0.05
Diluted	$0.38	$0.05	$1.15	$0.05
Distributions per Class A share:	$0.23	$—	$0.67	$—
Weighted average number of Class A shares:
Basic	20,015	20,002	20,011	20,002
Diluted	35,515	34,415	35,511	34,415

[1]

The Partnership has related-party activities for transactions made with the Sponsors. Related party transactions recorded within “Operating revenues” in the unaudited condensed consolidated statement of operations were $1.3 million and $3.9 million for the three and nine months ended August 31, 2016, respectively, and $1.0 million for the three and eight months ended August 31, 2015. Related party transactions recorded within “Operating costs and expenses” in the unaudited condensed consolidated statement of operations were $1.9 million and $5.0 million for the three and nine months ended August 31, 2016, respectively, and $0.4 million and $0.8 million for the three and eight months ended August 31, 2015, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended	Eight Months Ended
	August 31,	August 31,	August 31,	August 31,
	2016	2015	2016	2015
Net income (loss)	$15,874	$1,287	$8,660	$(15,367)
Other comprehensive income:
Unrealized gain on cash flow hedges	—	—	—	3,156
Total comprehensive income (loss)	15,874	1,287	8,660	(12,211)
Less: Predecessor comprehensive loss prior to IPO on June 24, 2015	—	(3,441)	—	(16,939)
Comprehensive income subsequent to IPO	15,874	4,728	8,660	4,728
Less: comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	8,281	3,695	(14,263)	3,695
Comprehensive income attributable to 8point3 Energy Partners LP Class A shares	$7,593	$1,033	$22,923	$1,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

	Redeemable Noncontrolling	Investment prior to	Class A Shares		Class B Shares		Other Comprehensive	Accumulated	Total Shareholders'	Noncontrolling
	Interests	IPO	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity	Interests	Total Equity
Balance as of December 28, 2014	$—	$130,666	—	$—	—	$—	$(3,156)	$—	$—	$—	$127,510
Predecessor loss prior to IPO	—	(20,095)	—	—	—	—	—	—	—	—	(20,095)
Contributions from SunPower	—	337,794	—	—	—	—	—	—	—	—	337,794
Distributions to SunPower	—	(3,163)	—	—	—	—	—	—	—	—	(3,163)
Net change in unrealized loss on cash flow hedges	—	—	—	—	—	—	3,156	—	—	—	3,156
Balance as of June 24, 2015	—	445,202	—	—	—	—	—	—	—	—	445,202
Issuance by OpCo of OpCo common units, subordinated units and Incentive Distribution Rights ("IDRs") for contribution of SunPower Project Entities	—	(493,790)	—	—	—	—	—	—	—	493,790	—
Predecessor's liabilities assumed by SunPower	—	48,588	—	—	—	—	—	—	—	—	48,588
Issuance by OpCo of OpCo common units, subordinated units and IDRs for acquisition of interests in First Solar Project Entities	—	—	—	—	—	—	—	—	—	408,820	408,820
Contributions from noncontrolling interests - tax equity investors	178,079	—	—	—	—	—	—	—	—	25,638	25,638
Distribution to Sponsors	—	—	—	—	—	—	—	—	—	(857,904)	(857,904)
Issuance of Class A shares at IPO, net of issuance costs	—	—	20,000,000	392,636	—	—	—	—	392,636	—	392,636
Issuance of Class B shares to First Solar	—	—	—	—	22,116,925	—	—	—	—	—	—
Issuance of Class B shares to SunPower	—	—	—	—	28,883,075	—	—	—	—	—	—
Share-based compensation	—	—	7,281	112	—	—	—	—	112	—	112
Contributions from SunPower	—	—	—	—	—	—	—	—	—	58,026	58,026
Cash distributions to Class A shareholders	—	—	—	—	—	—	—	(3,146)	(3,146)	—	(3,146)
Net income (loss) subsequent to IPO	(88,332)	—	—	—	—	—	—	18,726	18,726	65,688	84,414
Balance as of November 30, 2015	89,747	—	20,007,281	392,748	51,000,000	—	—	15,580	408,328	194,058	602,386
Noncontrolling interests obtained through acquisition	—	—	—	—	—	—	—	—	—	36,802	36,802
Cash and accrued distributions to noncontrolling interests - tax equity investors	(2,690)	—	—	—	—	—	—	—	—	(2,207)	(2,207)
Share-based compensation	—	—	10,995	168	—	—	—	—	168	—	168
Contributions from SunPower	—	—	—	—	—	—	—	—	—	9,973	9,973
Contributions from tax equity investors	—	—	—	—	—	—	—	—	—	47,209	47,209
Cash distributions to Class A shareholders	—	—	—	—	—	—	—	(13,487)	(13,487)	—	(13,487)
Net income (loss)	(69,433)	—	—	—	—	—	—	22,923	22,923	55,170	78,093
Balance as of August 31, 2016	$17,624	$—	20,018,276	$392,916	51,000,000	$—	$—	$25,016	$417,932	$341,005	$758,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended	Eight Months Ended
	August 31,	August 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$8,660	$(15,367)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	16,325	2,374
Loss on cash flow hedges	—	3,242
Unrealized loss (gain) on interest rate swap	(536)	770
Interest expense on financing obligation	—	1,193
Loss on termination of financing obligation	—	6,478
Reserve for rebates receivable	—	1,338
Distributions from unconsolidated investees	15,130	—
Equity in earnings of unconsolidated investees	(13,504)	(6,115)
Deferred income taxes	15,281	695
Share-based compensation	168	56
Amortization of debt issuance costs	442	—
Changes in allowance for doubtful accounts	270	—
Changes in operating assets and liabilities:
Accounts receivable and financing receivable, net	(4,290)	99
Cash grants receivable	—	146
Rebates receivable	—	(121)
Solar power systems to be leased under sales type leases	—	160
Prepaid and other current assets	(1,398)	(4,232)
Deferred revenue	467	426
Accounts payable and other current liabilities	806	1,564
Net cash provided by (used in) operating activities	37,821	(7,294)
Cash flows from investing activities:
Cash provided by (used in) purchases of property and equipment	1,415	(225,225)
Cash paid for acquisitions	(124,326)	—
Distributions from unconsolidated investees	653	4,672
Net cash used in investing activities	(122,258)	(220,553)
Cash flows from financing activities:
Proceeds from issuance of Class A shares, net of issuance costs	(201)	393,750
Proceeds from issuance of bank loans, net of issuance costs	64,991	461,192
Repayment of bank loans	—	(264,143)
Capital contributions from SunPower	9,973	337,794
Cash distribution to SunPower at IPO	—	(371,527)
Cash distribution to SunPower for the remaining purchase price payments of initial projects	—	(5,993)
Cash distribution to First Solar at IPO	—	(283,697)
Capital distribution to SunPower	—	(3,162)
Cash distribution to Class A members	(13,487)	—
Cash contributions from noncontrolling interests and redeemable noncontrolling interests - tax equity investors	372	7,031
Cash distributions to noncontrolling interests and redeemable noncontrolling interests - tax equity investors	(4,102)	—
Net cash provided by financing activities	57,546	271,245
Net increase (decrease) in cash and cash equivalents	(26,891)	43,398
Cash and cash equivalents, beginning of period	56,781	—
Cash and cash equivalents, end of period	$29,890	$43,398
Non-cash transactions:
Assignment of financing receivables to a third-party financial institution	$—	$1,279
Property and equipment acquisitions funded by liabilities	17,410	—
Predecessor liabilities assumed by SunPower	—	48,588
Issuance by OpCo of OpCo common units, subordinated units and IDR for acquisition of interests in First Solar Project Entities	—	408,820
Settlement of related party payable by capital contribution from tax equity investor	46,837	—
Accrued distributions to noncontrolling interests and redeemable noncontrolling interests - tax equity investors	795	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

The Partnership

8point3 Energy Partners LP (together with its subsidiaries, the “Partnership”) is a limited partnership formed on March 10, 2015 under a master formation agreement by SunPower Corporation (“SunPower”) and First Solar, Inc. (“First Solar” and, together with SunPower, the “Sponsors”) to own, operate and acquire solar energy generation systems. The Partnership’s initial public offering (the “IPO”) was completed on June 24, 2015. 8point3 General Partner, LLC (the “General Partner”), the Partnership’s general partner, is a wholly-owned subsidiary of 8point3 Holding Company, LLC (“Holdings”), an entity owned by SunPower and First Solar.  As of August 31, 2016, 8point3 Energy Partners LP owned a controlling non-economic managing member interest in 8point3 Operating Company, LLC (“OpCo”) and a 28.2% limited liability company interest in OpCo, and the Sponsors collectively owned a noncontrolling 71.8% limited liability company interest in OpCo.

The following table provides an overview of the assets that comprise the Partnership’s portfolio (the “Portfolio”) as of August 31, 2016:

				Remaining
				Term of
	Commercial			Offtake Agreement
Project	Operation Date(1)	MW(ac)(2)	Counterparty	(in years)(3)
Utility
Maryland Solar	February 2014	20	First Energy Solutions	16.6
Solar Gen 2	November 2014	150	San Diego Gas & Electric	23.2
Lost Hills Blackwell	April 2015	32	City of Roseville/Pacific Gas and Electric	27.3(4)
North Star	June 2015	60	Pacific Gas and Electric	18.8
RPU	September 2015	7	City of Riverside	24.1
Quinto	November 2015	108	Southern California Edison	19.3
Hooper	December 2015	50	Public Service Company of Colorado	19.3
Kingbird	April 2016	40	Southern California Public Power Authority (5)	19.7

Commercial & Industrial
UC Davis	September 2015	13	University of California	19.0
Macy's California	October 2015	3	Macy's Corporate Services	19.2
Macy’s Maryland	October 2016	5	Macy's Corporate Services	20.0
Kern Phase 1(a) Assets	December 2016	3	Kern High School District	20.0
Residential Portfolio	June 2014	39	Approx. 5,900 homeowners(6)	16.0(7)
Total		530

(1)

For the Macy’s California Project, the Macy’s Maryland Project and the Kern Phase 1(a) Assets (as defined below), commercial operation date (“COD”) represents the first date on which all of the solar generation systems within each of the Macy’s California Project, the Macy’s Maryland Project and the Kern Phase 1(a) Assets, respectively, have achieved or are expected to achieve COD. Please read “—Note 2—Business Combinations—2016 Acquisitions” for further details on the

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Kern Phase 1(a) Assets and the Macy’s Maryland Project. For the Residential Portfolio, COD represents the first date on which all of the residential systems within the Residential Portfolio have achieved COD.

(2)	The megawatts (“MW”) for the projects in which the Partnership owns less than a 100% interest or in which the Partnership is the lessor under any sale-leaseback financing are shown on a gross basis.
(3)	Remaining term of offtake agreement is measured from the later of August 31, 2016 or the COD of the applicable project.
(4)

Remaining term comprised of 2.3 years on a power purchase agreement (“PPA”) with the City of Roseville, California, followed by a 25-year PPA with Pacific Gas and Electric Company (“PG&E”) starting in 2019.

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

(7)	Remaining term is the weighted average duration of all of the residential leases, in each case measured from August 31, 2016.

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

•	Solar Star California XIII, LLC (the “Quinto Project Entity”), which holds the Quinto Project (as defined in the Glossary);
•	Solar Star California XXXI, LLC (the “RPU Project Entity”), which holds the RPU Project (as defined in the Glossary);
•	Solar Star California XXXII, LLC (the “UC Davis Project Entity”), which holds the UC Davis Project (as defined in the Glossary); and
•	the Residential Portfolio Project Entity, which holds the Residential Portfolio Project (as defined in the Glossary); and
•	the IPO First Solar Project Entities, including:
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

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

On January 26, 2016, OpCo entered into a Purchase, Sale and Contribution Agreement (the “Kern Purchase Agreement”) with SunPower pursuant to which OpCo agreed to purchase an interest in the Kern Project, as further described below in “—Note 2—Business Combinations—2016 Acquisitions.” Effective January 26, 2016, a subsidiary of OpCo acquired from SunPower all of the class B limited liability company interests of SunPower Commercial II Class B, LLC (the “Kern Class B Partnership”). Kern High School District Solar (2), LLC (the “Kern Project Entity”) is an indirect subsidiary of the Kern Class B Partnership, and OpCo holds a controlling interest in the Kern Class B Partnership effective January 26, 2016. The Partnership has concluded that OpCo is the primary beneficiary of the Kern Class B Partnership as it has the power to direct the activities that most significantly impact its economic performance and absorbs the majority of losses and has the right to receive benefits over the life of the project. Therefore, OpCo consolidates this less-than-wholly-owned entity.  Please read “—Note 2—Business Combinations—2016 Acquisitions” for further details.

On March 31, 2016, OpCo entered into a Purchase and Sale Agreement (the “Kingbird Purchase Agreement”) with First Solar and First Solar Asset Management, LLC, a wholly-owned subsidiary of First Solar (“Kingbird Seller”), to acquire an interest in the Kingbird Project, as further described below in “—Note 2—Business Combinations—2016 Acquisitions.” Effective March 31, 2016, a subsidiary of OpCo acquired FSAM Kingbird Solar Holdings, LLC from First Solar. FSAM Kingbird Solar Holdings, LLC holds the class B limited liability company interests of Kingbird Solar, LLC. Kingbird Solar A, LLC and Kingbird Solar B, LLC (the “Kingbird Project Entities”) are direct subsidiaries of Kingbird Solar, LLC, and OpCo holds a controlling interest in the Kingbird Solar, LLC effective March 31, 2016. The Partnership has concluded that OpCo is the primary beneficiary of Kingbird Solar, LLC as it has the power to direct the activities that most significantly impact its economic performance and absorbs the majority of losses and has the right to receive benefits over the life of the project. Therefore, OpCo consolidates this less-than-wholly-owned entity.  Please read “—Note 2—Business Combinations—2016 Acquisitions” for further details.

On March 31, 2016, OpCo entered into a Contribution Agreement (the “Hooper Purchase Agreement”) with SunPower and SunPower AssetCo, LLC, a wholly-owned subsidiary of SunPower, to acquire an interest in the Hooper Project, as further described below in “—Note 2—Business Combinations—2016 Acquisitions.” Effective April 1, 2016, a subsidiary of OpCo acquired from SunPower all of the class B limited liability company interests of SSCO III Class B Holdings, LLC (the “Hooper Class B Partnership”). Solar Star Colorado III, LLC (the “Hooper Project Entity”) is an indirect subsidiary of the Hooper Class B Partnership, and OpCo holds a controlling interest in the Hooper Class B Partnership effective April 1, 2016. The Partnership has concluded that OpCo is the primary beneficiary of the Hooper Class B Partnership as it has the power to direct the activities that most significantly impact its economic performance and absorbs the majority of losses and has the right to receive benefits over the life of the project. Therefore, OpCo consolidates this less-than-wholly-owned entity.  Please read “—Note 2—Business Combinations—2016 Acquisitions” for further details.

On June 29, 2016, OpCo entered into a Contribution Agreement (the “Macy’s Maryland Purchase Agreement”) with SunPower and SunPower AssetCo, LLC to acquire an interest in the Macy’s Maryland Project, as further described below in “—Note 2—Business Combinations—2016 Acquisitions.” Effective July 1, 2016, a subsidiary of OpCo acquired from SunPower all of the class B limited liability company interests of SunPower Commercial III Class B, LLC (the “Macy’s Maryland Class B Partnership”). Northstar Macys Maryland 2015, LLC (the “Macy’s Maryland Project Entity”) is an indirect subsidiary of the Macy’s Maryland Class B Partnership, and OpCo holds a controlling interest in the Macy’s Maryland Class B Partnership effective July 1, 2016. The Partnership has concluded that OpCo is the primary beneficiary of the Macy’s Maryland Class B Partnership as it has the power to direct the activities that most significantly impact its economic performance and absorbs the majority of losses and has the right to receive benefits over the life of the project. Therefore, OpCo consolidates this less-than-wholly-owned entity.  Please read “—Note 2—Business Combinations—2016 Acquisitions” for further details.

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

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Fiscal Years

On June 24, 2015, in connection with the closing of the IPO, the Partnership amended the Partnership Agreement to include a change in the fiscal year to November 30. The third quarter of the Partnership’s fiscal 2016 includes the period from June 1, 2016 to August 31, 2016, and the corresponding third quarter of the Partnership’s fiscal 2015 includes the period from June 1, 2015 to August 31, 2015, which are consistent with the Partnership’s November 30 fiscal year end.

The accompanying unaudited condensed consolidated financial statements cover the period from December 1, 2015 to August 31, 2016, representing the entire nine-month period of the Partnership’s first, second and third quarters of fiscal year 2016. The prior year’s comparable eight-month period covers the period from December 29, 2014 through August 31, 2015, representing the first eight months of the Partnership’s recently adopted fiscal year. As a result of the change in the Partnership’s fiscal year end, the quarterly periods of its newly adopted fiscal year do not coincide with the historical quarterly periods previously reported by the Predecessor. Financial information for the nine months ended August 31, 2015 has not been included in this Quarterly Report on Form 10-Q for the following reasons: (i) the eight months ended August 31, 2015 provide as meaningful a comparison to the nine months ended August 31, 2016 as would the nine months ended August 31, 2015; (ii) the Partnership believes that there are no significant factors, seasonal or otherwise, that would impact the comparability of information if the results for the nine months ended August 31, 2015 were presented in lieu of results for the eight months ended August 31, 2015; and (iii) it was not practicable or cost justified to prepare this information.

Management Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates in these unaudited condensed consolidated financial statements include the assumptions and methodology underlying the allocations of expenses incurred on the Predecessor’s behalf that were recorded in the Predecessor’s condensed carve-out financial statements, as well as: allowances for doubtful accounts related to accounts receivable and financing receivables; estimates for future cash flows and economic useful lives of property and equipment; the fair value and residual value of leased solar power systems; fair value of financial instruments; fair value of acquired assets and liabilities; valuation of certain accrued liabilities such as accrued warranty and asset retirement obligation (“ARO”); and income taxes including the related valuation allowance. Actual results could materially differ from those estimates.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued an update to the statement of cash flows guidance, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. One identified cash flow issue relates to distributions received from equity method investees whereby the reporting entity should make an accounting policy election to classify distributions received from equity method investees using either the cumulative earnings approach or the nature of the distribution approach. This new guidance becomes effective for the Partnership in the first quarter of fiscal 2018 and is applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Partnership is evaluating the change in accounting policy from the cumulative earnings approach to the nature of the distribution approach and the impact on its unaudited condensed consolidated statements of cash flows and disclosures.

In March 2016, the FASB issued an update to the equity method investments guidance, which eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. This new guidance will be effective for the Partnership beginning on December 1, 2017 using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Partnership is evaluating the impact of this standard on its unaudited condensed consolidated financial statements and disclosures.

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

In November 2015, the FASB issued an update which requires entities that present a classified balance sheet to classify all deferred taxes as noncurrent assets or noncurrent liabilities. The Partnership adopted the new guidance retrospectively beginning on June 1, 2016.  Since the Partnership’s formation, it has not classified any deferred tax assets or deferred tax liabilities as current on its balance sheet; therefore, there is no effect of the accounting change on prior periods.

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

Other than as described above, there has been no issued accounting guidance not yet adopted by the Partnership that it believes is material or potentially material to its consolidated financial statements.

Note 2. Business Combinations

Acquisition accounting is dependent upon certain valuations and other studies that must be completed as of the acquisition date. The judgments made in the context of the purchase price allocation can materially impact the Partnership’s future results of operations.

2016 Acquisitions

For the acquisitions completed during the nine months ended August 31, 2016, the valuation is based on the preliminary assessment of the fair values of the assets acquired, liabilities assumed and noncontrolling interests as of the acquisition date, and is subject to change as the Partnership obtains additional information for its estimates during the respective measurement period.

Kern Acquisition:

On January 26, 2016, OpCo and SunPower entered into the Kern Purchase Agreement, which was amended on September 28, 2016, pursuant to which OpCo agreed to purchase an interest in a solar energy project consisting of systems attached to fixed-tilt carports located at 27 school sites in the Kern High School District located in Kern County, California, and having an aggregate nameplate capacity of up to 21 MW (the “Kern Project”). OpCo’s acquisition of the Kern Project will be effectuated in four phases, with the closing of the first phase having occurred simultaneously with the execution of the Kern Purchase Agreement.  The following describes the acquisition of each phase:

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

(ii)	Phase 1(b): On September 9, 2016, the Kern Project Entity acquired the assets included in Kern Phase 1(b) (the “Kern Phase 1(b) Assets”) from SunPower.
(iii)	Phase 2: At two future closing dates, which are expected to occur in the fiscal quarter ending February 28, 2017, the Kern Project Entity will acquire the Kern Phase 2 assets from SunPower.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

The aggregate purchase price for the acquisition is up to $36.6 million in cash, of which OpCo paid approximately $4.9 million on January 27, 2016 in connection with the closing of the first phase on January 26, 2016 and approximately $9.2 million on September 9, 2016 in connection with the closing of the second phase on September 9, 2016.  OpCo will pay the remaining balance of up to $22.5 million purchase price at the closings of the third and fourth phases.

In addition, on January 22, 2016, a subsidiary of the Kern Class B Partnership entered into a tax equity financing facility with a third-party investor, which allocates to OpCo a certain share of cash flows from the Kern Project pursuant to a distribution waterfall. Pursuant to this distribution waterfall, the tax equity investor is entitled to a quarterly amount of project cash flow until a specified “flip” point is achieved.  After the “flip” point, the cash allocations to OpCo increase.  In addition, upon reaching the flip point, OpCo has a right to purchase the tax equity investor’s interests in the project for an amount that is not less than its fair market value. The tax equity investor will make capital contributions to fund purchase price payments up to approximately $31.2 million, of which $0.9 million and $1.8 million was paid on January 22, 2016 and September 9, 2016, respectively, and the remaining balance of up to $28.5 million will be made when the Kern Project’s phases meet certain construction milestones and will be transferred to affiliates of SunPower for the remaining purchase price payments. For more information about our tax equity structures in general, please read Part I, Item 1. “Business—Tax Equity Financing” of our 2015 10-K.

The Kern Phase 1(a) Acquisition and the Kern Phase 1(b) Acquisition qualify as a business combination and the Partnership accounts for the transaction under the acquisition method.  The purchase allocation of the identifiable assets acquired, liabilities assumed and noncontrolling interests of the Kern Phase 1(a) Assets is disclosed in the following table.  Please read “—Note 15—Subsequent Events” for the purchase allocation of the identifiable assets acquired, liabilities assumed and noncontrolling interests of the Kern Phase 1(b) Assets.

(in thousands)	Fair Value
Property and equipment	$9,733
Related party payable	(3,435)
Asset retirement obligation	(547)
Noncontrolling interest	(864)
Net assets acquired	$4,887

Kingbird Acquisition:

On March 31, 2016, OpCo entered into the Kingbird Purchase Agreement with First Solar, pursuant to which OpCo agreed to acquire an interest in two 20 MW photovoltaic solar generating projects located in Kern County, California (together, the “Kingbird Project”) for aggregate consideration of $60.0 million in cash (the “Kingbird Acquisition”). Consideration for the Kingbird Acquisition comprised a $42.9 million payment on the closing date of March 31, 2016 to Kingbird Seller and a $17.1 million contribution to FSAM Kingbird Solar Holdings, LLC, the acquired company, on May 31, 2016 which was subsequently paid to an affiliate of First Solar for the remaining balance due under the Kingbird Project’s EPC contract.  The closing of the Kingbird Acquisition occurred simultaneously with the execution of the Kingbird Purchase Agreement and OpCo funded 100% of the payment for the Kingbird Project with a combination of cash on hand, drawings under OpCo’s revolver and drawings under OpCo’s delayed draw facility.

Ownership and cash flows of the Kingbird Project are subject to a tax equity financing facility with a third-party investor, which allocates to OpCo a certain share of cash flows from the Kingbird Project pursuant to a distribution waterfall.  Pursuant to this distribution waterfall, the tax equity investor is entitled to a quarterly amount of project cash flow until a specified “flip” point, based on the achievement of a targeted internal rate of return. After the “flip” point, the cash allocations to OpCo increase.  In addition, upon reaching the flip point, OpCo has a right to purchase the tax equity investor’s interests in the project for an amount that is not less than its fair market value. The tax equity investor made capital contributions to fund purchase price payments of approximately $11.7 million on February 26, 2016 and $46.8 million on May 31, 2016, which were made when the Kingbird Project’s phases met certain construction milestones and were transferred to an affiliate of First Solar for the remaining purchase price payments. For more information about our tax equity structures in general, please read Part I, Item 1. “Business—Tax Equity Financing” of our 2015 10-K.

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

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Macy’s Maryland Acquisition:

On June 29, 2016, OpCo entered into the Macy’s Maryland Purchase Agreement with SunPower, pursuant to which OpCo agreed to acquire an interest in the 5 MW roof-mounted solar photovoltaic project being installed at seven Macy’s department stores in Maryland (“Macy’s Maryland Project”) for aggregate consideration of $12.0 million in cash (the “Macy’s Maryland Acquisition”). Consideration for the Macy’s Maryland Acquisition comprised a $12.0 million contribution to Macy’s Maryland Class B Partnership, the acquired company, on July 1, 2016 of which $6.4 million was subsequently paid to SunPower and the $5.6 million remaining balance due was paid to SunPower on September 21, 2016 when the Macy’s Maryland Project met certain construction milestones.

Ownership and cash flows of the Macy’s Maryland Project are subject to a tax equity financing facility with a third-party investor, which allocates to OpCo a certain share of cash flows from the Macy’s Maryland Project pursuant to a distribution waterfall.  Pursuant to this distribution waterfall, the tax equity investor is entitled to a quarterly amount of project cash flows until a specified “flip” point is achieved.  After the “flip” point, the cash allocations to OpCo increase.  In addition, upon reaching the flip point, OpCo has a right to purchase the tax equity investors’ interests in the project for an amount that is not less than its fair market value. For more information about our tax equity structures in general, please read Part I, Item 1. “Business—Tax Equity Financing” of our 2015 10-K.

The Macy’s Maryland Acquisition qualifies as a business combination and the Partnership accounts for the transaction under the acquisition method.  The purchase allocation of the identifiable assets acquired, liabilities assumed and noncontrolling interests of the Macy’s Maryland Project is as follows:

(in thousands)	Fair Value
Property and equipment	$19,807
Customer contract intangible (1)	1,348
Related party payable (2)	(13,975)
Asset retirement obligation	(278)
Noncontrolling interest	(550)
Net assets acquired (3)	$6,352

(1)	Customer contract intangible will be amortized on a straight-line basis beginning on COD through the contract term end date of December 31, 2020.
(2)

Related party payable represents liabilities for amounts due to SunPower related to the construction of the project and consisted of: (i) $5.6 million paid to SunPower on September 21, 2016 when the Macy’s Maryland Project met certain construction milestones and (ii) $8.3 million of capital contributions due by the tax equity investor of which $3.3 million was paid on September 21, 2016.

(3)

The net purchase price for the acquisition represents $12.0 million of cash contributed by OpCo to Macy’s Maryland Class B Partnership, the acquired company, of which $6.4 million was subsequently paid to SunPower and the $5.6 million remaining balance due was paid to SunPower on September 21, 2016 when the Macy’s Maryland Project met certain construction milestones.

Valuation methodology:

The Partnership utilized the discounted cash flow method under the income approach to value property and equipment for the Kern Phase 1(a) Assets, the Kern Phase 1(b) Assets, the Kingbird Project, the Hooper Project and the Macy’s Maryland Project, to value noncontrolling interests for the Hooper Project and to value the customer contract intangible for the Macy’s Maryland Project. Key assumptions used in the discounted cash flow method included forecasted pre-tax cash flows, forecasted taxable income and discount rates.  All estimates, key assumptions and forecasts were reviewed by the Partnership and the fair value analyses and related valuations represent the conclusions of management.

Supplementary Data:

The results of operations for the Kern Phase 1(a) Assets, the Kingbird Project, the Hooper Project and the Macy’s Maryland Project have been included in the Partnership’s unaudited condensed consolidated statements of operations since their respective dates of acquisition. The Kern Phase 1(a) Assets, the Kingbird Project, the Hooper Project and the Macy’s Maryland Project contributed approximately $4.6 million and $6.8 million to the Partnership’s operating revenue in the three and nine months ended August 31,

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

2016, respectively, and increased operating income by approximately $2.3 million and $3.3 million, respectively. The Kern Phase 1(b) Acquisition occurred after August 31, 2016, and as such the Kern Phase 1(b) Assets have not been included in the Partnership’s unaudited condensed consolidated statements of operations for the three and nine months ended August 31, 2016.

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

	Three Months Ended	Eight Months Ended
	August 31,	August 31,
(in thousands)	2015	2015
Operating revenues	$3,764	$9,441
Net loss	2,993	(11,090)
Net income attributable to 8point3 Energy Partners LP Class A shares	1,358	1,849
Net income per Class A share - Basic and Diluted	$0.07	$0.09

Note 3. Investment in Unconsolidated Affiliates

As of August 31, 2016, the Partnership owns a 49% ownership interest in each of SG2 Holdings, North Star Holdings and Lost Hills Blackwell Holdings. On September 20, 2016, OpCo entered into a Contribution Agreement with SunPower and SunPower AssetCo, LLC, a wholly-owned subsidiary of SunPower, to acquire a 49% interest in a substantially completed, 102 MW photovoltaic solar generating facility located in Kings County, California (the “Henrietta Project”) for $134.0 million in cash (the “Henrietta Acquisition”).

An affiliate of Southern Company, which is not affiliated with the Partnership, owns the other 51% ownership interest in SG2 Holdings, North Star Holdings, Lost Hills Blackwell Holdings and the Henrietta Project. The minority membership interests are accounted for as equity method investments. The following table summarizes the activity of the Partnership’s investments in its unconsolidated affiliates during the three and nine months ended August 31, 2016. The Partnership’s investment in the Henrietta Project will be included in the Partnership’s unaudited condensed consolidated financial statements beginning September 29, 2016. Please read “—Note 15—Subsequent Events” for further details.

	Three Months Ended	Nine Months Ended
	August 31,	August 31,
Projects	2016	2016
(in thousands)
Balance at the beginning of the period	$348,588	$352,070
Equity in earnings in unconsolidated affiliates (1)	8,075	13,504
Distributions from unconsolidated affiliates (2)	(6,872)	(15,783)
Balance at the end of the period	$349,791	$349,791

(1)

The net income (loss) used to determine the Partnership’s equity in earnings of unconsolidated affiliates reflects adjustments pursuant to the equity method of accounting, including the amortization of basis differences resulting from the Partnership’s proportionate share of certain equity method investees’ net assets exceeding their carrying values.

(2)

On the consolidated statements of cash flows, the Partnership classifies distributions received from unconsolidated investees accounted for under the equity method using the cumulative earnings approach. Under the cumulative earnings approach, the Partnership compares cumulative distributions received, less distributions received in prior year that was determined to be returns of investment, to its share of cumulative equity in earnings (as adjusted for basis differences) for each unconsolidated investee on an inception-to-date basis. If the Partnership’s inception-to-date distributions are greater than its inception-to-date equity in earnings for an unconsolidated investee, the distributions up to its inception-to-date equity in earnings are considered a return on investment and are therefore classified as cash flows from operating activities while the distributions of that unconsolidated investee in excess of its inception-to-date equity in earnings are considered to be a return of investment and are classified as cash flows from investing activities. If the Partnership’s inception-to-date distributions are less than its inception-to-date equity in earnings for an unconsolidated investee, such distributions are considered to be a return on investment and are classified as cash flows from operating activities.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

The difference between the amounts at which the Partnership’s investments in unconsolidated affiliates are carried and the Partnership’s proportionate share of the equity method investee’s net assets for equity method investments was $55.2 million and $56.5 million as of August 31, 2016 and November 30, 2015, respectively. The Partnership accretes the basis difference over the life of the underlying assets and the accretion was $0.4 million and $1.2 million for the three and nine months ended August 31, 2016, respectively, and $0.3 million for both of the three and eight months ended August 31, 2015.

The following table presents summarized financial information of SG2 Holdings, North Star Holdings and Lost Hills Blackwell Holdings as derived from the unaudited condensed consolidated financial statements of the affiliates for the three and nine months ended August 31, 2016 and the three and eight months ended August 31, 2015:

	Three Months Ended		Nine Months Ended	Eight Months Ended
	August 31,	August 31,	August 31,	August 31,
(in thousands)	2016	2015	2016	2015
Summary statements of operations information:
Revenue	$24,433	$23,178	$52,140	$40,497
Operating expenses	11,201	12,102	34,483	25,480
Net income	13,346	11,155	17,964	15,025

Note 4. Balance Sheet Components

Financing Receivables

The Partnership’s net investment in sales-type leases presented in “Accounts receivable and short-term financing receivables, net” and “Long-term financing receivables, net” on the unaudited condensed consolidated balance sheets is as follows:

	As of
	August 31,	November 30,
(in thousands)	2016	2015
Minimum lease payment receivable, net (1)	$101,667	$106,432
Unguaranteed residual value	12,929	12,969
Less: unearned income	(31,301)	(33,655)
Net financing receivables	$83,295	$85,746
Short-term financing receivables, net (2)	$2,472	$2,370
Long-term financing receivables, net	$80,823	$83,376

(1)	Allowance for losses on financing receivables was $0.6 million and $0.3 million as of August 31, 2016 and November 30, 2015, respectively.
(2)

Accounts receivable and short-term financing receivables, net on the unaudited condensed consolidated balance sheets includes other trade accounts receivable of $7.9 million and $1.9 million as of August 31, 2016 and November 30, 2015, respectively.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Current and Non-current Assets

	As of
	August 31,	November 30,
(in thousands)	2016	2015
Prepaid expense and other current assets
Reimbursable network upgrade costs (1)	$12,107	$6,535
Other current assets (2)	2,346	1,498
Total	$14,453	$8,033
Property and equipment, net
Utility solar power systems	$553,773	$361,241
Leased solar power systems	137,517	137,703
Land	1,020	—
Construction-in-progress (3)	29,334	—
	$721,644	$498,944
Less: accumulated depreciation	(27,861)	(12,002)
Total	$693,783	$486,942

Other long-term assets
Reimbursable network upgrade costs (1)	$23,475	$26,142
Intangible assets (4)	1,348	—
	$24,823	$26,142

(1)

For the Quinto Project and Kingbird Project, the construction costs related to the network upgrade of a transmission grid belonging to a utility company are reimbursable by that utility company over five years from the date the project reached commercial operation.

(2)

Other current assets included $0.7 million due from SunPower related to system output performance warranties and system repairs in connection with $0.2 million of system output performance warranty accrual and $0.5 million of system repairs accrual recorded in the “Accounts payable and other current liabilities” line item on the unaudited condensed consolidated balance sheets as of August 31, 2016. Similarly, other current assets included $0.9 million due from SunPower related to system output performance warranties and system repairs in connection with $0.2 million of system output performance warranty accrual and $0.7 million of system repairs accrual recorded in the “Accounts payable and other current liabilities” line item on the unaudited condensed consolidated balance sheets as of November 30, 2015.

(3)	Construction-in-progress is comprised of project assets related to the Kern Phase 1(a) Assets and the Macy’s Maryland Project.
(4)

Intangible assets represent customer contract intangible from the Macy’s Maryland Acquisition and will be amortized on a straight-line basis beginning on COD through the contract term end date of December 31, 2020.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Current and Non-current Liabilities

	As of
	August 31,	November 30,
(in thousands)	2016	2015
Accounts payable and other current liabilities
Trade and accrued accounts payable	$1,877	$713
Related party payable (1)	17,620	171
System output performance warranty	199	237
Residential lease system repairs accrual	544	728
Derivative financial instruments	—	611
Other short-term liabilities	1,118	152
	$21,358	$2,612
Other long-term liabilities
Asset retirement obligations	11,883	9,992
Deferred tax liabilities	27,771	12,491
Derivative financial instruments	75	—
	$39,729	$22,483

(1)

Related party payable on the unaudited condensed consolidated balance sheets consists of (i) $3.4 million related to the purchase price payable by tax equity investors to SunPower for the Kern Phase 1(a) Acquisition as of August 31, 2016; (ii) $5.6 million due to SunPower as of August 31, 2016 and paid on September 21, 2016 when the Macy’s Maryland Project met certain construction milestones; (iii) $8.3 million due to SunPower as of August 31, 2016 related to the purchase price payable by tax equity investors for the Macy’s Maryland Acquisition of which $3.3 million was paid on September 21, 2016; and (iv) $0.2 million as of both August 31, 2016 and November 30, 2015 for accounts payable to related parties associated with O&M, AMA and MSA fees owed to the Sponsors.

Note 5. Commitments and Contingencies

Land Use Commitments

The Partnership is a party to various agreements that provide for payments to landowners for the right to use the land upon which projects under PPAs are located.

The total minimum lease and easement commitments at August 31, 2016 under these land use agreements are as follows:

(in thousands)	2016 (remaining three months)	2017	2018	2019	2020	Thereafter	Total
Land use payments	$334	$1,293	$1,329	$1,686	$1,742	$58,193	$64,577

Solar Power System Performance Warranty

Lease agreements require the Partnership to undertake a system output performance warranty. The Partnership has recorded in “Accounts payable and other current liabilities” amounts related to these system output performance warranties totaling $0.2 million as of August 31, 2016 and November 30, 2015. The Partnership has also recorded in “Other current assets” amounts of $0.2 million as of August 31, 2016 and November 30, 2015 relating to anticipated performance warranty reimbursements from the O&M provider.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

The following table summarizes accrued solar power systems performance warranty activity for the three and nine months ended August 31, 2016, and three and eight months ended August 31, 2015, respectively:

	Three Months Ended		Nine Months Ended	Eight Months Ended
	August 31,	August 31,	August 31,	August 31,
(in thousands)	2016	2015	2016	2015
Balance at the beginning of the period	$140	$420	$237	$525
Settlements during the period	(51)	(62)	(207)	(149)
Adjustments during the period	110	(83)	169	(101)
Balance at the end of the period	$199	$275	$199	$275

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

The following table summarizes ARO activity for the three and nine months ended August 31, 2016 and three and eight months ended August 31, 2015, respectively:

	Three Months Ended		Nine Months Ended	Eight Months Ended
	August 31,	August 31,	August 31,	August 31,
(in thousands)	2016	2015	2016	2015
Balance at the beginning of the period	$11,542	$3,868	$9,992	$—
ARO assumed in acquisition	278	2,130	1,806	2,130
Accretion expense	141	—	387	—
Liabilities incurred during the period	—	2,452	—	6,320
Adjustments to ARO during the period	(78)	—	(302)	—
Balance at the end of the period	$11,883	$8,450	$11,883	$8,450

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

Environmental Contingencies

The Partnership reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. During each of the three and nine months ended August 31, 2016 and three and eight months ended August 31, 2015, there were no known environmental contingencies that required the Partnership to recognize a liability.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Note 6. Lease Agreements and Power Purchase Agreements

Lease Agreements

As of August 31, 2016, the Partnership’s unaudited condensed consolidated financial statements include approximately 5,900 residential lease agreements which have original terms of 20 years and are classified as either operating or sales-type leases. In addition, the lease agreement for the Maryland Solar Project has a lease term that will expire on December 31, 2019, and the lessee, who is an affiliate of First Solar, is obligated to pay a fixed amount of rent that is set based on the expected operations of the plant.

The following table presents the Partnership’s minimum future rental receipts on operating leases (including the lease agreement for the Maryland Solar Project and the residential lease portfolio) placed in service as of August 31, 2016:

(in thousands)	2016 (remaining three months)	2017	2018	2019	2020	Thereafter	Total
Minimum future rentals on residential operating leases placed in service (1)	$923	$3,703	$3,723	$3,744	$3,766	$46,360	$62,219
Maryland Solar lease	792	5,231	5,173	4,912	—	—	16,108
Total operating leases	$1,715	$8,934	$8,896	$8,656	$3,766	$46,360	$78,327

(1)

Minimum future rentals on operating leases placed in service do not include contingent rentals that may be received from customers under agreements that include performance-based incentives and executory costs.

As of August 31, 2016, future maturities of net financing receivables for sales-type leases are as follows:

(in thousands)	2016 (remaining three months)	2017	2018	2019	2020	Thereafter	Total
Scheduled maturities of minimum lease payments receivable (1)	$1,381	$5,604	$5,691	$5,778	$5,870	$77,343	$101,667

(1)

Minimum future rentals on sales-type leases placed in service do not include contingent rentals that may be received from customers under agreements that include performance-based incentives and executory costs.

Power Purchase Agreements

Under the terms of various PPAs, the Partnership’s contracted counterparties may be obligated to take all or part of the output from the system at stipulated prices over defined periods. All PPAs associated with solar generation systems operating as of August 31, 2016 are accounted for as operating leases, have no minimum lease payments and all of the rental income under these leases is recorded as revenue when the electricity is delivered.

Note 7. Debt and Financing Obligations

Term Loan and Revolving Credit Facility

On June 5, 2015, OpCo entered into a $525.0 million credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility and a $200.0 million revolving credit facility. OpCo borrowed $300.0 million under the term loan facility on June 5, 2015, which indebtedness will mature on the fifth anniversary of its issuance, at which point all amounts outstanding under the $525.0 million credit facility will become due and payable. There will be no principal amortization over the term of the credit facility. The discount and incremental debt issuance costs associated with these borrowings were $3.1 million, which included $1.7 million of debt issuance costs paid with a portion of the proceeds and $1.4 million related to a reclassification of capitalized issuance costs on the Predecessor’s historical financial statements, and were reported as a direct deduction from the face amount of the note. The Partnership used the net proceeds of the term loan facility to pay distributions of $129.4 million and $168.9 million to First Solar and SunPower, respectively.

On March 30, 2016, in connection with the Kingbird Acquisition and the Hooper Acquisition, OpCo drew down $40.0 million from its revolving credit facility and $25.0 million from its delayed draw term loan facility. As of August 31, 2016, the full amount of the $300.0 million borrowed under the term loan facility, the full amount of the $25.0 million borrowed under the delayed draw term

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

loan facility, $40.0 million borrowed under the revolving credit facility, and approximately $58.6 million of letters of credit under the revolving credit facility were outstanding. As of November 30, 2015, the full amount of the $300.0 million borrowed under the term loan facility and approximately $48.8 million of letters of credit under the revolving credit facility were outstanding. The remaining portion of the revolving credit facility was undrawn.

OpCo’s credit facility is collateralized by a pledge of the equity of OpCo and certain of its subsidiaries. The Partnership and each of OpCo’s subsidiaries, other than certain non-guarantor subsidiaries, have guaranteed the obligations of OpCo under the credit facility.

Loans outstanding under the credit facility bear interest at either (i) a base rate, which is the highest of (x) the federal funds rate plus 0.50%, (y) the administrative agent’s prime rate and (z) one-month LIBOR, in each case, plus an applicable margin; or (ii) one-, two-, three- or six-month LIBOR plus an applicable margin. The unused portion of the revolving credit facility and delayed draw term loan facility is subject to a commitment fee of 0.30% per annum. OpCo may prepay the borrowings under the term loan facility and the delayed draw term loan facility at any time. The term loan bears an interest rate of approximately 2.52% and 2.41% per annum as of August 31, 2016 and November 30, 2015, respectively. OpCo has entered into interest rate swap agreements to hedge the interest rate on the borrowings under the term loan facility. For more details, please read “—Note 8. Fair Value.”

Subject to certain conditions, the credit facility includes conditional borrowing capacity for incremental commitments to increase the term loan facility and the revolving credit facility by $250.0 million, with any increase in the revolving credit facility not to exceed $100.0 million. On September 30, 2016, OpCo entered into an amendment and joinder agreement (the “Joinder Agreement”) under its existing senior secured credit facility, pursuant to which OpCo exercised this accordion feature and obtained a new $250.0 million incremental term loan facility, increasing the maximum borrowing capacity under the credit facility to $775.0 million. Please read “—Note 15—Subsequent Events” for further details.

The credit facility contains covenants, including among others, requiring the Partnership to maintain the following financial ratios: (i) a debt to cash flow ratio of not more than (a) 5.50 to 1.00 for the fiscal quarters ending August 31, 2016 through May 31, 2017, and (b) 5.00 to 1.00 for each fiscal quarter ending thereafter; and (ii) a debt service coverage ratio of not less than 1.75 to 1.00. In addition, an event of default occurs under the credit facility upon a change of control. The credit facility defines a change of control as occurring when, among other things, (i) the Sponsors (or either of them) cease to direct the management, directly or indirectly, of the Partnership or OpCo, or (ii) the Sponsors collectively cease to own 35% of the economic interest in OpCo. In addition, the credit facility contains customary non-financial covenants and certain restrictions that will limit the Partnership’s, OpCo’s and certain of the Partnership’s and its domestic subsidiaries’ ability to, among other things, incur or guarantee additional debt and to make distributions on or redeem or repurchase OpCo common units. As of August 31, 2016, the Partnership was in compliance with the debt covenants.

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

The following table summarizes the Partnership’s long-term debt:

	August 31, 2016		November 30, 2015
(in thousands)	Amount	Interest Rate	Amount	Interest Rate
Term loan due June 2020	$300,000	2.52%	$300,000	2.41%
Delayed draw term loan facility due June 2020	25,000	2.52%	—	N/A
Revolving credit facility due June 2020	40,000	2.52%	—	N/A
Less: debt issuance costs	(2,343)	N/A	(2,794)	N/A
Total	$362,657		$297,206

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

Residential Lease Financing

The Predecessor entered into two financing arrangements under which leased solar power systems were financed by two third-party investors. Under the terms of these financing arrangements, the investors provided upfront payments to the Predecessor, which the Predecessor recognized as a financing obligation that was reduced over the specified term of the arrangement as customer receivables and federal cash grants were received by the third-party investors. Non-cash interest expense was recognized on the Partnership’s unaudited condensed consolidated statement of operations using the effective interest rate method calculated at a rate of approximately 14%-15%.

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

August 2011 Letter of Credit Facility with Deutsche Bank

In August 2011, the Predecessor’s parent, SunPower, entered into a letter of credit facility agreement with Deutsche Bank, as administrative agent, and certain financial institutions. Payment of obligations under the letter of credit facility is guaranteed by the majority shareholder of SunPower, Total S.A. As of August 31, 2016 and November 30, 2015 letters of credit issued and outstanding under the August 2011 letter of credit facility with Deutsche Bank which is available to SunPower for the Quinto Project and the RPU Project totaled $14.0 million and $30.7 million, respectively. The associated fees incurred for the letters of credit to Deutsche Bank were $0.1 million and $0.3 million during the three and nine months ended August 31, 2016, respectively, and $0.1 million and $0.4 million during the three and eight months ended August 31, 2015, respectively, and were recognized as interest expense in the unaudited condensed consolidated statements of operations. Pursuant to the Original Omnibus Agreement, SunPower as the Sponsor who contributed the Quinto Project cancelled one of its letter of credit facilities associated with the Quinto Project upon its achieving COD in November 2015. However, SunPower will continue to maintain the remaining letters of credit under the credit facility in connection with certain reimbursable network upgrade costs related to the Quinto Project and will bear the associated fees until no later than November 2016. Since the RPU Project achieved COD in September 2015, SunPower as the Sponsor who contributed the RPU Project is in the process of terminating the related letters of credit, and the Partnership has issued the required letters of credit under its revolving credit facility.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Partnership’s assets and liabilities measured at fair value on a recurring basis, categorized in accordance with the fair value hierarchy:

	August 31, 2016			November 30, 2015
	FAIR VALUE MEASUREMENTS			FAIR VALUE MEASUREMENTS
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Liabilities
Derivative financial instruments	$—	$75	$75	$—	$611	$611
Total liabilities	$—	$75	$75	$—	$611	$611

Derivative financial instruments: On July 17, 2015, OpCo entered into interest rate swap agreements intended to hedge the interest rate risk on the outstanding borrowings under the term loan with an aggregate notional value of $240.0 million. Under the interest rate swap agreements, OpCo paid a fixed swap rate of interest of 1.55% and the counterparties to the agreements paid a floating interest rate based on three-month LIBOR at quarterly intervals through the maturity date of August 31, 2018. OpCo had the right to cancel the interest rate swap agreements on August 31, 2016 and any quarterly fixed payment date thereafter with a minimum of five business days’ notification. OpCo exercised its right to cancel the interest rate swap agreements on August 31, 2016 and entered into new interest rate swap agreements intended to hedge the interest rate risk on the outstanding borrowings under the term loan with an aggregate notional value of $250.0 million. Under the new interest rate swap agreements, OpCo will pay a fixed swap rate of interest of approximately 0.85% and the counterparties to the agreements will pay a floating interest rate based on one-month LIBOR at monthly intervals through the maturity date of August 31, 2018.

As of both August 31, 2016 and November 30, 2015, these interest rate swap agreements had not been designated as cash flow hedges and are reflected at fair value on the unaudited condensed consolidated balance sheets. As of August 31, 2016, these interest rate swap agreements have been presented in other long-term liabilities on the unaudited condensed consolidated balance sheet since the maturity date is two years after the balance sheet date. As of November 30, 2015, these interest rate swap agreements had been presented in other current liabilities on the unaudited condensed consolidated balance sheet since OpCo had the right to cancel the swap agreements within one year of the balance sheet date. During the three and nine months ended August 31, 2016, the Partnership recorded a change in fair value of $0.3 million and $0.5 million, respectively, within other income in the unaudited condensed consolidated statements of operations as compared to each of the three and eight months ended August 31, 2015, where the Partnership recorded a change in fair value of $0.8 million within other expense. The primary inputs into the valuation of interest rate swaps are interest yield curves, interest rate volatility, and credit spreads. The Partnership's interest rate swaps are classified within Level 2 of the fair value hierarchy, since all significant inputs are corroborated by market observable data. There were no transfers in or out of Level 1, Level 2 and Level 3 during the period.

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

During the three and eight months ended August 31, 2015, $2.7 million and $5.4 million, respectively, related to the ineffective portion was recognized in earnings within other expense in the unaudited condensed consolidated statement of operations.

Liabilities Measured at Fair Value on a Nonrecurring Basis

Long-term debt and financing obligations: The estimated fair value of the Partnership’s long-term debt was classified within Level 2 of the fair value hierarchy as of August 31, 2016 and November 30, 2015, and approximated its carrying value of $362.7 million and $297.2 million, respectively, as the term loan facility is a variable rate debt with the interest rate indexed to the market and reset on a frequent and short-term basis.

Note 9. Noncontrolling Interests

Noncontrolling interests represent the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to the Partnership. For accounting purposes, the holders of noncontrolling interests of the Partnership include the Sponsors, which are SunPower and First Solar, as described in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 1—Description of Business and Basis of Presentation,” and third-party investors under the tax equity financing facilities. As of both August 31, 2016 and November 30, 2015, First Solar and SunPower had noncontrolling interests of 31.1% and 40.7%, respectively, in OpCo.

In addition, certain subsidiaries of OpCo have entered into tax equity financing facilities with third-party investors under which the parties invest in entities that hold the solar power systems. The Partnership, through OpCo, holds controlling interests in these less-than-wholly-owned entities and has therefore fully consolidated these entities. The Partnership accounts for the portion of net assets using the Hypothetical Liquidation at Book Value (“HLBV”) Method in the consolidated entities attributable to the investors as "Redeemable noncontrolling interests" and "Noncontrolling interests" in its unaudited condensed consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified as "Redeemable noncontrolling interests in subsidiaries" between liabilities and equity on the unaudited condensed consolidated balance sheets and the balance is the greater of the carrying value calculated under the HLBV Method or the redemption value.

As of August 31, 2016, redeemable noncontrolling interests attributable to tax equity investors was $17.6 million after adjusting the carrying amount to the redemption value. As of November 30, 2015, redeemable noncontrolling interests attributable to tax equity investors was $89.7 million calculated under the HLBV Method and was greater than the redemption value. As of August 31, 2016 and November 30, 2015, noncontrolling interests attributable to tax equity investors were $50.8 million and $11.8 million, respectively.

In addition, in connection with the Kern Phase 1(a) Acquisition on January 26, 2016, the Kingbird Acquisition on March 31, 2016, the Hooper Acquisition on April 1, 2016, and the Macy’s Maryland Acquisition on July 1, 2016, OpCo acquired the noncontrolling interest balances totaling $0.9 million, $11.7 million, $23.7 million, and $0.6 million, respectively. Please read “—Note 2—Business Combinations—2016 Acquisitions” for further details.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

During the three and nine months ended August 31, 2016, such indirect subsidiaries of OpCo received zero and $47.2 million, respectively, in contributions from third-party investors under the related facilities, of which $46.8 million was transferred to an affiliate of First Solar for the remaining purchase price payment of the Kingbird Project. During the three and nine months ended August 31, 2016, such indirect subsidiaries of OpCo attributed $24.3 million and $112.1 million, respectively, in income to the third-party investors primarily as a result of allocating certain assets, including tax credits, if any, to the investors. During both the three and eight months ended August 31, 2015, such indirect subsidiaries of OpCo received $7.0 million in contributions from third-party investors under the related facilities and attributed $0.7 million in losses to the third-party investors primarily as a result of allocating certain assets, including tax credits, if any, to the investors.

During the three and nine months ended August 31, 2016, such indirect subsidiaries of OpCo made distributions to third-party investors under the related facilities of $2.3 million and $4.9 million, respectively, compared to distributions of zero for both the three and eight months ended August 31, 2015.

The following table presents the noncontrolling interest balances by entity, reported in shareholders’ equity in the unaudited condensed consolidated balance sheets as of August 31, 2016 and November 30, 2015:

	As of
	August 31,	November 30,
(in thousands)	2016	2015
First Solar	$202,063	$159,624
SunPower	88,132	22,661
Tax equity investors	50,810	11,773
Total	$341,005	$194,058

Note 10. Shareholders’ Equity

On June 24, 2015, the Partnership completed its IPO by issuing 20,000,000 of its Class A shares representing limited partner interests in the Partnership to the public. As of August 31, 2016, the Partnership owned a 28.2% limited liability company interest in OpCo as well as a controlling noneconomic managing member interest in OpCo and the Sponsors collectively owned 51,000,000 Class B shares representing limited partner interests in the Partnership, and together, having owned a noncontrolling 71.8% limited liability company interest in OpCo. As of August 31, 2016, the following shares of the Partnership were outstanding:

	Number
Shares	Outstanding	Shareholder
Class A shares	20,018,276	Public
Class B shares	22,116,925	First Solar
Class B shares	28,883,075	SunPower
Total shares outstanding	71,018,276

On September 28, 2016 the Partnership sold in an underwritten registered public offering 8,050,000 Class A shares representing limited partner interests in the Partnership (the “Public Offering”).  Please read “—Note 15—Subsequent Events” for further details.

Cash Distribution

The Partnership is required to distribute its available cash (as defined in the Partnership Agreement) to the holders of Class A shares each quarter as described in “Note 12. Shareholders’ Equity” of the 2015 10-K.  On July 15, 2016, the Partnership paid its second quarter distribution of $4.7 million to Class A shareholders for the period from March 1, 2016 to May 31, 2016.

Note 11. Net Income Per Share

Basic net income per share is computed by dividing net income for the three and nine months ended August 31, 2016 and the three and eight months ended August 31, 2015, respectively, attributable to Class A shareholders by the weighted average number of Class A shares outstanding for the applicable period. Diluted net income per share is computed using basic weighted average Class A shares outstanding plus, if dilutive, any potentially dilutive securities outstanding during the period using the treasury-stock-type method. Pursuant to the Exchange Agreement entered into among the Partnership, the General Partner, OpCo, a wholly owned

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

subsidiary of SunPower and a wholly owned subsidiary of First Solar, the Sponsors can tender OpCo common units and an equal number of such Sponsor’s Class B shares for redemption, and the Partnership has the right to directly purchase the tendered OpCo common units and Class B shares for, subject to the approval of its conflicts committee, cash or the issuance of Class A shares of the Partnership. If the Partnership elects to issue Class A shares, it would cancel the tendered Class B shares and hold the OpCo common units with the other OpCo common units it previously held, since the number of Class A shares issued must at all time equal the number of OpCo common units held by the Partnership. Since the Partnership would be holding additional OpCo common units, the net income attributable to Class A shares would proportionately increase, resulting in no change to net income per share for the three and nine months ended August 31, 2016 and the three and eight months ended August 31, 2015, respectively. In addition, there were no potentially dilutive securities (including any stock options, restricted stock and restricted stock units) for the three and nine months ended August 31, 2016 and the three and eight months ended August 31, 2015, respectively. Accordingly, basic and diluted net income per share for the three and nine months ended August 31, 2016 and the three and eight months ended August 31, 2015, respectivly, was as follows:

	Three Months Ended		Nine Months Ended	Eight Months Ended
	August 31,	August 31,	August 31,	August 31,
(in thousands, except per share amounts)	2016	2015	2016	2015
Basic net income per share:
Numerator:
Net income attributable to Class A shareholders	$7,593	$1,033	$22,923	$1,033

Denominator:
Basic weighted-average shares	20,015	20,002	20,011	20,002

Basic net income per share	$0.38	$0.05	$1.15	$0.05

Diluted net income per share:
Numerator:
Net income attributable to Class A shareholders	$7,593	$1,033	$22,923	$1,033
Add: Additional net income attributable to Class A shares due to increased percentage ownership in OpCo, net of tax, from the conversion of Class B shares	5,985	757	17,897	757
	$13,578	$1,790	$40,820	$1,790

Denominator:
Basic weighted-average shares	20,015	20,002	20,011	20,002
Effect of dilutive securities:
Class B shares (1)	15,500	14,413	15,500	14,413
Diluted weighted-average shares	35,515	34,415	35,511	34,415

Diluted net income per share	$0.38	$0.05	$1.15	$0.05

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

Costs incurred for these services were $0.4 million and $1.2 million for the three and nine months ended August 31, 2016, respectively. Costs incurred for these services were $0.3 million in each of the three and eight months ended August 31, 2015.

Engineering, Procurement and Construction Agreements

Various projects are designed, engineered, constructed and commissioned pursuant to EPC agreements with affiliates of the Sponsors, which may include a 2- to 10-year system warranty against defects in materials, construction, fabrication and workmanship, and in some cases, may include a 25-year power and product warranty on certain modules.

As of August 31, 2016, all of the projects contributed by the Sponsors on the date of the IPO have achieved COD and the Kern Phase 1(a) Assets and the Macy’s Maryland Project are construction-in-progress and expected to achieve COD in December 2016 and October 2016, respectively. SunPower as the EPC provider is required to complete the Kern Phase 1(a) Assets, the Kern Phase 1(b) Assets and the Macy’s Maryland Project and pursuant to the Amended and Restated Omnibus Agreement, all the associated costs to complete the Kern Phase 1(a) Assets, the Kern Phase 1(b) Assets and the Macy’s Maryland Project are obligations of SunPower.

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

O&M services to the leased solar power systems, also known as executory costs, were allocated to the Predecessor by SunPower and disclosed as cost of operations-SunPower in the combined carve-out statement of operations of the Predecessor.

Costs incurred for O&M and AMA services were $1.5 million and $3.8 million for the three and nine months ended August 31, 2016, respectively, compared to $0.1 million and $0.5 million for the three and eight months ended August 31, 2015, respectively.

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

On January 26, 2016, March 31, 2016 and April 1, 2016, in connection with the Kern Phase 1(a) Acquisition, Kingbird Acquisition and Hooper Acquisition, respectively, the Original Omnibus Agreement was amended to update the schedules thereto to include the solar power systems held indirectly by the Kern Class B Partnership at the closing of the Kern Phase 1(a) Acquisition, the Kingbird Project and the Hooper Project, respectively, for all purposes, except for certain tax indemnities which are included in the Kern Purchase Agreement, Kingbird Purchase Agreement and Hooper Purchase Agreement.

On April 6, 2016, the Partnership amended and restated the Original Omnibus Agreement (as amended and restated, the “Amended and Restated Omnibus Agreement”) with its Sponsors, the General Partner, OpCo and Holdings (i) to expand each sponsor’s tax equity indemnification obligations (as further discussed below), (ii) to provide that the sponsors’ obligation to cover costs required to achieve commercial operation (as further discussed below) will be reduced to the extent OpCo and its affiliates receive alternate funds that are contemplated to be used to pay project expenses, and such funds are applied accordingly, and (iii) to integrate changes from prior amendments to the Original Omnibus Agreement disclosed above. The material provisions of the Amended and Restated Omnibus Agreement are as follows: (a) each Sponsor was granted an exclusive right to perform certain services not otherwise covered by an O&M agreement or an AMA on behalf of the Project Entities contributed by such Sponsor; (b) with respect to any project in the Portfolio that has not achieved commercial operation, the Sponsor who contributed such project will pay to OpCo all costs required to complete such project, subject to certain exclusions; (c) with respect to any project in the Portfolio that did not achieve commercial operation as of the closing of the IPO, the Sponsor who contributed such project will pay to OpCo certain liquidated damages in the event such project fails to achieve operability pursuant to an agreed schedule; (d) with respect to the Quinto Project and the North Star Project, the Sponsor who contributed such project will pay to OpCo the difference, if any, between the amount of network upgrade refunds projected to be received in respect of such sponsor’s project at the time of contribution and the amount of network upgrade refunds projected to be received given the actual amount of upgrade costs incurred in respect of such project; (e) certain undertakings on the part of each Sponsor’s affiliates who act as a manager of any Project Entity or who provide asset management, construction, operating and maintenance and other services to the Project Entities contributed by such Sponsor; (f) to the extent a Sponsor continues to post credit support on behalf of a Project Entity after it has been contributed to OpCo, OpCo agreed to reimburse such Sponsor upon any demand or draw under such credit support, and the Sponsor agreed to maintain such support pursuant to the applicable underlying contractual or regulatory requirements; (g) each Sponsor agreed to indemnify OpCo for any costs it incurs with respect to certain tax-related events and events in connection with tax equity financing arrangements; and (h) the parties agreed to a mutual undertaking regarding confidentiality and use of names, trademarks, trade names and other insignias. Upon the execution of the Amended and Restated Omnibus Agreement, the tax indemnities included in the Kern Purchase Agreement, the Kingbird Purchase Agreement and the Hooper Purchase Agreement automatically terminated.

On July 1, 2016 and September 9, 2016, in connection with the Macy’s Maryland Acquisition and the Kern Phase 1(b) Acquisition, respectively, the Amended and Restated Omnibus Agreement was amended to update the schedules thereto to include the Macy’s Maryland Project and the solar power systems held indirectly by the Kern Class B Partnership at the closing of the Kern Phase 1(b) Acquisition for all purposes.

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

On January 26, 2016, OpCo entered into the Kern Purchase Agreement with SunPower pursuant to which OpCo agreed to purchase an interest in the Kern Project, as further described above in “—Note 2—Business Combinations—2016 Acquisitions.” Effective January 26, 2016, a subsidiary of OpCo acquired from SunPower all of the class B limited liability company interests of the Kern Class B Partnership.  Pursuant to the Kern Purchase Agreement, the purchase price for the Kern Project will be paid by OpCo when each phase of the project reaches “mechanical completion.” In addition, on January 22, 2016, a subsidiary of the Kern Class B Partnership entered into a tax equity financing facility with a third-party investor, which allocates to OpCo a certain share of cash flows from the Kern Project pursuant to a specified distribution waterfall. Purchase price payments of up to approximately $31.2 million will be funded by the tax equity investor’s capital contributions, of which $0.9 million and $1.8 million was paid on January 22, 2016 and September 9, 2016, respectively, and the remaining balance of up to $28.5 million will be made when the Kern Project’s phases meet certain construction milestones and will be transferred to affiliates of SunPower for the remaining purchase price payments. Please read “—Note 2—Business Combinations—2016 Acquisitions” for further details.

On March 31, 2016, OpCo entered into the Kingbird Purchase Agreement with First Solar, pursuant to which OpCo agreed to acquire an interest in the Kingbird Project, as further described above in “—Note 2—Business Combinations—2016 Acquisitions.” Effective March 31, 2016, a subsidiary of OpCo acquired FSAM Kingbird Solar Holdings, LLC from First Solar. FSAM Kingbird Solar Holdings, LLC holds the class B limited liability company interests of Kingbird Solar, LLC. The Kingbird Project Entities are direct subsidiaries of Kingbird Solar, LLC, and OpCo holds a controlling interest in the Kingbird Solar, LLC effective March 31, 2016. Pursuant to the Kingbird Purchase Agreement, the $60.0 million purchase price due from OpCo to acquire an interest in the Kingbird Project was paid in installments with $42.9 million in cash paid to First Solar on March 31, 2016 and a $17.1 million contribution to FSAM Kingbird Solar Holdings, LLC on May 31, 2016 which was subsequently paid to an affiliate of First Solar for the remaining balance due under the Kingbird Project’s EPC contract.  In addition, Kingbird Solar, LLC entered into a tax equity financing facility with a third-party investor, which allocates to OpCo a certain share of cash flows from the Kingbird Project pursuant to a specified distribution waterfall. The tax equity investor made capital contributions to fund purchase price payments of approximately $11.7 million on February 26, 2016 and $46.8 million on May 31, 2016, which were made when the Kingbird Project’s phases met certain construction milestones and were transferred to an affiliate of First Solar for the remaining purchase price payments. Since the Kingbird Project has attained COD as of May 31, 2016 there are no purchase price payments remaining. Please read “—Note 2—Business Combinations—2016 Acquisitions” for further details.

On March 31, 2016, OpCo entered into the Hooper Purchase Agreement with SunPower, pursuant to which OpCo agreed to acquire an interest in the Hooper Project, as further described above in “—Note 2—Business Combinations—2016 Acquisitions.” Effective April 1, 2016, a subsidiary of OpCo acquired from SunPower all of the class B limited liability company interests of the

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Hooper Class B Partnership for a cash purchase price of $53.5 million. Since the Hooper Project attained COD prior to the acquisition date there are no purchase price payments remaining. Please read “—Note 2—Business Combinations—2016 Acquisitions” for further details.

On June 29, 2016, OpCo entered into the Macy’s Maryland Purchase Agreement with SunPower pursuant to which OpCo agreed to purchase an interest in the Macy’s Maryland Project, as further described above in “—Note 2—Business Combinations—2016 Acquisitions.” Effective July 1, 2016, a subsidiary of OpCo acquired from SunPower all of the class B limited liability company interests of the Macy’s Maryland Class B Partnership. Pursuant to the Macy’s Maryland Purchase Agreement, the $12.0 million purchase price due from OpCo to acquire an interest in the Macy’s Maryland Project was contributed to Macy’s Maryland Class B Partnership, the acquired company, on July 1, 2016 of which $6.4 million was subsequently paid to SunPower and the $5.6 million remaining balance was paid to SunPower on September 21, 2016 when the Macy’s Maryland Project met certain construction milestones. In addition, a subsidiary of the Macy’s Maryland Class B Partnership entered into a tax equity financing facility with a third-party investor, which allocates to OpCo a certain share of cash flows from the Macy’s Maryland Project pursuant to a specified distribution waterfall. Purchase price payments of $8.9 million will be funded by the tax equity investor’s capital contributions, of which $0.6 million and $3.3 million was paid on May 6, 2016 and September 21, 2016, respectively, and the remaining balance of $5.0 million will be made when the Macy’s Maryland Project’s phases meet certain construction milestones and will be transferred to affiliates of SunPower for the remaining purchase price payments.

On September 20, 2016, OpCo entered into a Contribution Agreement with SunPower and SunPower AssetCo, LLC, a wholly-owned subsidiary of SunPower, to acquire a 49% interest in the Henrietta Project for $134.0 million in cash. Please read “—Note 15—Subsequent Events” for further details.

First Solar ROFO Agreement

On March 28, 2016 and June 28, 2016, OpCo entered into an Amendment and Waiver to Right of First Offer Agreement (“Waiver No. 1”) and into an Amendment and Waiver No. 2 to the First Solar ROFO Agreement (“Waiver No. 2”) with First Solar. Pursuant to Waiver No. 1 and Waiver No. 2, OpCo waived certain of its rights under the First Solar ROFO Agreement, dated as of June 24, 2015, between OpCo and First Solar, and First Solar and OpCo agreed to amend certain provisions of the First Solar ROFO Agreement. Pursuant to the First Solar ROFO Agreement, First Solar previously granted to OpCo a right of first offer to purchase certain solar energy generating facilities for a period of five years. Such solar projects included the 300 MW Stateline facility in San Bernardino County, California (“Stateline”) and the 250 MW Moapa solar generation project in Clark County, Nevada (“Moapa”). Pursuant to Waiver No. 1 and Waiver No. 2, OpCo waived its rights under the First Solar ROFO Agreement with respect to 24% of the aggregate interest in Stateline and 100% of the aggregate interest in Moapa, respectively. Concurrently with Waiver No. 1, OpCo’s rights under the First Solar ROFO Agreement were expanded to cover First Solar’s 100 MW Switch Station 1 and 79-MW Switch Station 2 facilities in Clark County, Nevada (collectively, “Switch Station”), which had not previously been subject to the First Solar ROFO Agreement. Additionally, OpCo and First Solar agreed to impose certain limitations on First Solar’s right to offer projects to OpCo under the First Solar ROFO Agreement (each, a “ROFO Offer”). These limitations include commitments by First Solar (i) to not make ROFO Offers in respect of Switch Station or Stateline before February 1, 2017 and October 1, 2016, respectively, and (ii) during the period between October 1, 2016 and December 31, 2016, to limit all ROFO Offers in respect of Stateline to either (A) an offer for 50% of First Solar’s remaining indirect interest or (B) an offer pursuant to which OpCo may elect to purchase either 50% or 100% of First Solar’s remaining indirect interest. Concurrently with Waiver No. 2, OpCo’s rights under the First Solar ROFO Agreement were expanded to cover First Solar’s 130 MW California Flats and 150 MW California Flats facilities in Monterey County, California, which had not previously been subject to the First Solar ROFO Agreement.

SunPower ROFO Agreement

On September 30, 2016, OpCo entered into an amendment and waiver to the Right of First Offer Agreement with SunPower. Please read “—Note 15—Subsequent Events” for further details.

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

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Operating Expense Allocations

The Predecessor’s condensed carve-out financial statements include allocations of certain SunPower operating expenses. The allocations include: (i) charges that were incurred by SunPower that were specifically identified as attributable to the Predecessor; and (ii) an allocation of applicable SunPower operating expenses based on the proportional level of effort attributable to the operation of the Predecessor’s portfolio of solar power systems leased to residential homeowners and projects under construction. These expenses include legal, accounting, tax, treasury, information technology, insurance, employee benefit costs, human resources, procurement and other corporate services and infrastructure costs. The allocation of applicable SunPower operating expenses was principally based on management’s estimate of the proportional level of effort devoted by corporate resources. The amounts allocated to the Predecessor related to SunPower operating expenses were $0.8 million and $4.8 million for the three and eight months ended August 31, 2015, respectively, and are disclosed as SG&A expenses on the unaudited condensed consolidated statement of operations.

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

The Partnership’s financial reporting year-end is November 30 while its tax year-end is December 31. The Partnership has elected to base the tax provision on the financial reporting year; therefore, since the 2016 financial reporting year is December 1, 2015 through November 30, 2016, the taxable income (loss) included in the 2016 tax provision is for the tax year ended December 31, 2015. The provision accrued at the financial reporting year-end will be a discrete period computation, and the tax credits and permanent differences recognized in that accrual will be those generated between the tax year-end date and the financial reporting year-end date. Since 2015 is the Partnership’s year of formation, any amounts recorded for income tax provision (benefit) following the IPO primarily represent deferred income taxes being provided on the net income before taxes of OpCo, a non-taxable partnership, which is allocated to the Partnership. The Predecessor’s loss for the period from December 28, 2014 to the date of the IPO was approximately $20.1 million or $7.0 million tax-effected.

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

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

All operating revenues for the three and nine months ended August 31, 2016 and three and eight months ended August 31, 2015 were from customers located in the United States and over 90% of the Partnership’s total revenue for all periods was comprised of lease revenue. Operating revenues from one customer, First Solar, as lessee of the Maryland Solar Project, accounted for less than 10% of total operating revenues for the three and nine months ended August 31, 2016, compared to 32% and 15% in the three and eight months ended August 31, 2015, respectively. Long-lived assets consisting of property and equipment, net, were located in the United States.

Note 15. Subsequent Events

On September 9, 2016, OpCo paid approximately $9.2 million with cash on hand in connection with the Kern Phase 1(b) Acquisition. The Kern Phase 1(b) Acquisition qualifies as a business combination and the Partnership accounts for the transaction under the acquisition method.  The purchase allocation of the Kern Phase 1(b) Assets disclosed in the following table is based on the preliminary assessment of the fair values of the assets acquired, liabilities assumed and noncontrolling interests as of the acquisition date, and is subject to change as the Partnership obtains additional information for its estimates during the respective measurement period.  Pro forma results of operations for the acquisition have not been presented as the impact of the acquisition is not material to the Partnership’s consolidated results of operations for the current or prior periods. The results of operations of the Kern Phase 1(b) Assets will be included in the Partnership’s consolidated results of operations beginning September 9, 2016. Please read “—Note 2—Business Combinations” for more details. On September 28, 2016, the Kern Purchase Agreement was amended pursuant to which the aggregate nameplate capacity of the Kern Project increased by up to 1 MW and OpCo’s aggregate purchase price for the acquisition increased by up to $1.6 million.

(in thousands)	Fair Value
Property and equipment	$18,853
Related party payable	(7,123)
Asset retirement obligation	(785)
Noncontrolling interest	(1,791)
Net assets acquired	$9,154

On September 19, 2016, the board of directors of our general partner declared a cash distribution for its Class A shares of $0.2406 per share for the third quarter of 2016. The board of directors declared a corresponding cash distribution for OpCo’s common and subordinated units, which includes all common and subordinated units held by First Solar and SunPower. The third quarter distribution will be paid on October 14, 2016 to shareholders and unitholders of record as of October 3, 2016.

On September 20, 2016, OpCo entered into a Contribution Agreement with SunPower and SunPower AssetCo, LLC, a wholly-owned subsidiary of SunPower, to acquire a 49% interest in the Henrietta Project for $134.0 million in cash. A subsidiary of Southern Company owns the other 51% of the Henrietta Project and controls the governing board of the project. The Henrietta Acquisition closed on September 29, 2016 and OpCo funded the purchase price with a combination of net proceeds of the Public Offering, cash on hand and drawings under OpCo’s revolving credit facility.

On September 28, 2016, the Partnership sold 8,050,000 Class A shares in the Public Offering for net proceeds of $113.7 million ($117.9 million gross proceeds, or $14.65 per Class A share, less $3.5 million of underwriting discount and $0.7 million of transaction fees).

On September 30, 2016, OpCo entered into the Joinder Agreement under its existing senior secured credit facility, pursuant to which OpCo obtained a new $250.0 million incremental term loan facility, increasing the maximum borrowing capacity under the credit facility to $775.0 million. The Joinder Agreement also amends OpCo’s credit facility to, among other things, (i) permit OpCo to incur up to $50.0 million in subordinated indebtedness from First Solar or its affiliate to pay a portion of the purchase price for the potential acquisition of an interest in a solar energy project located in San Bernardino County, California, that has a nameplate capacity of 300 MW (the “Stateline Project”), and (ii) increase OpCo’s maximum debt-to-cash-flow ratio (as more fully defined in the OpCo’s credit facility) in respect of the fiscal quarters ending November 30, 2016 through November 30, 2017 from 5.50:1.00 to 6.00:1.00, and for all fiscal quarters thereafter from 5.00:1.00 to 5.50:1.00 (except that the prior thresholds will continue to apply under certain circumstances).  All other existing terms of OpCo’s senior secured credit facility remain unchanged.

On September 30, 2016, OpCo entered into an amendment and waiver to the Right of First Offer Agreement with SunPower (the “SunPower ROFO Waiver”). Pursuant to the SunPower ROFO Agreement, SunPower previously granted to OpCo a right of first

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

offer to purchase certain solar energy generating facilities for a period of five years. Such solar projects included the 54 MW Stanford solar generation project in Kern County, California (“Stanford”) and the 20 MW IPT Solar Gen solar generation project in the Ishikawa prefecture, Japan (“IPT”). Pursuant to the SunPower ROFO Waiver, OpCo waived its rights under the SunPower ROFO Agreement with respect to Stanford and IPT. Concurrently, OpCo’s rights under the SunPower ROFO Agreement were expanded to cover SunPower’s 100 MW Boulder Solar 1 facility in Clark County, Nevada and SunPower’s 42 MW Commercial Portfolio #3 located in various U.S. states, which had not previously been subject to the SunPower ROFO Agreement.

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

Overview

Description of Partnership

We are a growth-oriented limited partnership formed by First Solar and SunPower, our Sponsors, to own, operate and acquire solar energy generation projects. Our IPO was completed on June 24, 2015, by issuing 20,000,000 Class A shares representing limited partner interests to the public. As of August 31, 2016, we owned a 28.2% limited liability company interest in OpCo as well as a controlling non-economic managing member interest in OpCo and the Sponsors collectively owned 51,000,000 Class B shares in the Partnership, with SunPower and First Solar owning 28,883,075 and 22,116,925 Class B shares, respectively, and together owning a noncontrolling 71.8% limited liability company interest in OpCo. Because we consolidate OpCo, our financial results are shown on a 100% basis and are not adjusted to reflect our Sponsors’ noncontrolling limited liability company interest in OpCo.

We received $393.8 million of net proceeds from the sale of the Class A shares in the IPO after deducting the underwriting fees and structuring fees (but before offering expenses, which were paid by our Sponsors). We used all of the net proceeds of the IPO to purchase 20,000,000 OpCo common units from OpCo. OpCo used (i) approximately $154.4 million of such net proceeds to make a cash distribution to First Solar, (ii) approximately $201.6 million of such net proceeds to make a cash distribution to SunPower and (iii) approximately $37.8 million of such net proceeds for general purposes, including to fund future acquisition opportunities. On September 28, 2016, we sold in an underwritten registered public offering 8,050,000 Class A shares representing limited partner interests in the Partnership (the “Public Offering”), for net proceeds of $113.7 million ($117.9 million gross proceeds, or $14.65 per Class A share, less $3.5 million of underwriting discount and $0.7 million of transaction fees).

Our Portfolio

As of August 31, 2016, our Portfolio, which we acquired from our Sponsors, consists of interests in 530 MW of solar energy projects. As of August 31, 2016, we owned interests in eight utility-scale solar energy projects, all of which are operational. These assets represent 88% of the generating capacity of our Portfolio. As of August 31, 2016, we owned interests in four commercial and industrial (“C&I”) solar energy projects, two of which were operational and two of which was in late-stage construction, and a portfolio of residential DG Solar assets, which represent 12% of the generating capacity of our Portfolio. Our Portfolio is located entirely in the United States and consists of utility-scale and C&I assets that sell substantially all of their output under long-term, fixed-price offtake agreements with investment grade offtake counterparties and residential DG Solar assets that are leased under long-term fixed-price offtake agreements with high credit quality residential customers with FICO scores averaging 765 at the time of the initial contract. As of August 31, 2016, the weighted average remaining life of offtake agreements across our Portfolio was 20.6 years.

The following table provides an overview of the assets that comprise our Portfolio as of August 31, 2016:

				Remaining
				Term of
	Commercial			Offtake Agreement
Project	Operation Date(1)	MW(ac)(2)	Counterparty	(in years)(3)
Utility
Maryland Solar	February 2014	20	First Energy Solutions	16.6
Solar Gen 2	November 2014	150	San Diego Gas & Electric	23.2
Lost Hills Blackwell	April 2015	32	City of Roseville/Pacific Gas and Electric	27.3(4)
North Star	June 2015	60	Pacific Gas and Electric	18.8
RPU	September 2015	7	City of Riverside	24.1
Quinto	November 2015	108	Southern California Edison	19.3
Hooper	December 2015	50	Public Service Company of Colorado	19.3
Kingbird	April 2016	40	Southern California Public Power Authority (5)	19.7

Commercial & Industrial
UC Davis	September 2015	13	University of California	19.0
Macy's California	October 2015	3	Macy's Corporate Services	19.2
Macy’s Maryland	October 2016	5	Macy's Corporate Services	20.0
Kern Phase 1(a) Assets	December 2016	3	Kern High School District	20.0
Residential Portfolio	June 2014	39	Approx. 5,900 homeowners(6)	16.0(7)
Total		530

(1)

For the Macy’s California Project, the Macy’s Maryland Project and the Kern Phase 1(a) Assets (as defined below), commercial operation date (“COD”) represents the first date on which all of the solar generation systems within each of the Macy’s California Project, the Macy’s Maryland Project and the Kern Phase 1(a) Assets, respectively, have achieved or are expected to achieve COD. Please read “—Note 2—Business Combinations—2016 Acquisitions” for further details on the Kern Phase 1(a) Assets and the Macy’s Maryland Project. For the Residential Portfolio, COD represents the first date on which all of the residential systems within the Residential Portfolio have achieved COD.

(2)	The megawatts (“MW”) for the projects in which the Partnership owns less than a 100% interest or in which the Partnership is the lessor under any sale-leaseback financing are shown on a gross basis.
(3)	Remaining term of offtake agreement is measured from the later of August 31, 2016 or the COD of the applicable project.
(4)

Remaining term comprised of 2.3 years on a power purchase agreement (“PPA”) with the City of Roseville, California, followed by a 25-year PPA with Pacific Gas and Electric Company (“PG&E”) starting in 2019.

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

(7)	Remaining term is the weighted average duration of all of the residential leases, in each case measured from August 31, 2016.

2016 Acquisitions

On January 26, 2016, OpCo and SunPower entered into the Kern Purchase Agreement, which was amended on September 28, 2016, pursuant to which OpCo agreed to purchase an interest in the Kern Project for aggregate consideration of up to $36.6 million in cash. On March 31, 2016, OpCo entered into the Kingbird Purchase Agreement with First Solar, pursuant to which OpCo agreed to acquire an interest in the Kingbird Project for aggregate consideration of $60.0 million in cash. On March 31, 2016, OpCo entered into the Hooper Purchase Agreement with SunPower, pursuant to which OpCo agreed to acquire an interest in the Hooper Project for aggregate consideration of $53.5 million in cash. On June 29, 2016, OpCo entered into the Macy’s Maryland Purchase Agreement with SunPower, pursuant to which OpCo agreed to acquire an interest in the Macy’s Maryland Project for aggregate consideration of $12.0 million in cash. On September 20, 2016, OpCo entered into a Contribution Agreement with SunPower and SunPower AssetCo, LLC, a wholly-owned subsidiary of SunPower, to acquire a 49% interest the Henrietta Project for $134.0 million in cash. Please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements— Note 2—Business Combinations—2016 Acquisitions” for further information on the Kern Phase 1(a) Acquisition, the Kern Phase 1(b) Acquisition, the Kingbird Acquisition, the Hooper Acquisition and the Macy’s Maryland Acquisition and Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements— Note 15—Subsequent Events” for further information on the Kern Phase 1(b) Acquisition and the Henrietta Acquisition.

For more information about our tax equity structures in general, please read Part I, Item 1. “Business—Tax Equity Financing” of our 2015 10-K.

How We Generate Revenues

Our revenues are a function of the volume of electricity generated and sold by our projects and rental payments under lease agreements. The assets in our Portfolio sell substantially all of their output or are leased under long-term, fixed price offtake agreements with investment grade utility-scale and C&I offtakers, as well as high credit quality residential customers with an average FICO score of 765 at the time of initial contract. As of August 31, 2016, the weighted average remaining life of offtake agreements across our Portfolio was 20.6 years, with the offtake agreements of our Utility Project Entities having remaining terms ranging from 16.6 to 27.3 years and our C&I offtake agreements and residential offtake agreements having remaining terms ranging from 16.0 to 20.0 years.

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

Adjusted EBITDA.

We define Adjusted EBITDA as net income (loss) plus interest expense, net of interest income, income tax provision, depreciation, amortization and accretion, including our proportionate share of net interest expense, income taxes and depreciation, amortization and accretion from our unconsolidated affiliates that are accounted for under the equity method, and share-based compensation and transaction costs incurred for our acquisitions of projects; and excluding the effect of certain other non-cash or non-recurring items that we do not consider to be indicative of our ongoing operating performance such as, but not limited to, mark to market adjustments to the fair value of derivatives related to our interest rate hedges. Adjusted EBITDA is a non-U.S. GAAP financial measure. This measurement is not recognized in accordance with U.S. GAAP and should not be viewed as an alternative to U.S. GAAP measures of performance. The U.S. GAAP measure most directly comparable to Adjusted EBITDA is net income (loss). The presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

However, Adjusted EBITDA has limitations as an analytical tool because it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments, does not reflect changes in, or cash requirements for, working capital, does not reflect significant interest expense or the cash requirements necessary to service interest or principal payments on our outstanding debt or cash distributions on tax equity, does not reflect payments made or future requirements for income taxes, and excludes the effect of certain other cash flow items, all of which could have a material effect on our financial condition and results of operations. Adjusted EBITDA is a non-U.S. GAAP measure and should not be considered an alternative to net income (loss) or any other performance measure determined in accordance with U.S. GAAP, nor is it indicative of funds available to fund our cash needs. In addition, our calculations of Adjusted EBITDA are not necessarily comparable to EBITDA as calculated by other companies. Investors should not rely on these measures as a substitute for any U.S. GAAP measure, including net income (loss).

Cash Available for Distribution.

We use cash available for distribution, which we define as Adjusted EBITDA less equity in earnings of unconsolidated affiliates, cash interest paid, cash income taxes paid, maintenance capital expenditures, cash distributions to noncontrolling interests and principal amortization of indebtedness plus cash distributions from unconsolidated affiliates, indemnity payments of Sponsors, test electricity generation and cash proceeds from sales-type residential leases and state and local rebates. Our cash flow is generated from distributions we receive from OpCo each quarter. OpCo’s cash flow is generated primarily from distributions from the Project Entities. As a result, our ability to make distributions to our Class A shareholders depends primarily on the ability of the Project Entities to make cash distributions to OpCo and the ability of OpCo to make cash distributions to its unitholders.

We believe cash available for distribution is useful to investors in evaluating our operating performance because securities analysts and other interested parties use such calculations as a measure of our ability to make our distribution. In addition, cash available for distribution is used by our management team for determining future acquisitions and managing our growth. The U.S. GAAP measure most directly comparable to cash available for distribution is net income (loss).

However, cash available for distribution has limitations as an analytical tool because it does not capture the level of capital expenditures necessary to maintain the operating performance of our projects, does not include changes in operating assets and liabilities and excludes the effect of certain other cash flow items, all of which could have a material effect on our financial condition and results from operations. Cash available for distribution is a non-U.S. GAAP measure and should not be considered an alternative to net income (loss) or any other performance measure determined in accordance with U.S. GAAP, nor is it indicative of funds available to fund our cash needs. In addition, our calculations of cash available for distribution are not necessarily comparable to cash available for distribution as calculated by other companies. Investors should not rely on these measures as a substitute for any U.S. GAAP measure, including net income (loss).

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and cash available for distribution for the three and nine months ended August 31, 2016 and the three and eight months ended August 31, 2015:

	Three Months Ended		Nine Months Ended	Eight Months Ended
	August 31,	August 31,	August 31,	August 31,
(in thousands)	2016	2015	2016	2015
Net income (loss)	$15,874	$1,287	$8,660	$(15,367)
Add (Less):
Interest expense, net of interest income	2,903	(27)	8,206	423
Income tax provision	5,063	701	15,281	707
Depreciation, amortization and accretion	6,311	1,172	16,325	2,374
Share-based compensation	56	56	168	56
Acquisition-related transaction costs (1)	599	—	2,261	—
Selling, general and administrative (2)	—	973	—	6,372
Loss on cash flow hedges related to Quinto interest rate swaps	—	2,673	—	5,448
Loss on termination of residential financing obligations	—	—	—	6,477
Unrealized gain on derivatives (3)	(285)	770	(536)	770
Add proportionate share from equity method investments (4)
Interest expense, net of interest income	(54)	(21)	(149)	(21)
Depreciation, amortization and accretion	2,397	2,160	7,683	2,160
Adjusted EBITDA	$32,864	$9,744	$57,899	$9,399
Less:
Equity in earnings of unconsolidated affiliates, net with (4) above (5)	(10,418)	(8,254)	(21,038)	(8,254)
Cash interest paid (6)	(3,278)	(1,715)	(9,176)	(1,715)
Cash distributions to non-controlling interests	(2,826)	—	(3,730)	—
Add:
Cash distributions from unconsolidated affiliates (7)	7,018	4,672	16,075	4,672
State and local rebates (8)	—	—	299	—
Cash proceeds from sales-type residential leases (9)	630	744	1,901	1,976
Indemnity payment from Sponsors (10)	64	—	10,037	—
Test electricity generation (11)	—	1,556	421	1,556
Cash available for distribution	$24,054	$6,747	$52,688	$7,634

(1)	Represents acquisition-related financial advisory, legal and accounting fees associated with ROFO Project interests purchased and expected to be purchased by us in the future.
(2)	Represents the allocation of the Predecessor’s corporate overhead in selling, general and administrative expenses.
(3)	Represents the changes in fair value of interest rate swaps that were not designated as cash flow hedges.
(4)	Represents our proportionate share of net interest expense, depreciation, amortization and accretion from our unconsolidated affiliates that are accounted for under the equity method.
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

(8)

State and local rebates represent cash received from state or local governments for owning certain solar power systems. The receipt of state and local rebates is accounted for as a reduction in the asset carrying value rather than operating revenue.

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

(10)

Represents indemnity payments from the Sponsors owed to OpCo in accordance with the Amended and Restated Omnibus Agreement. Please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12. Related Parties”.

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

Accounting for Joint Ventures.    The Predecessor’s historical combined carve-out financial statements do not include equity in earnings from any minority-owned joint ventures. As of August 31, 2016, OpCo owned a 49% interest in the Solar Gen 2 Project, the North Star Project and the Lost Hills Blackwell Project; however, as these interests were previously owned by First Solar, they are not included in the Predecessor’s combined carve-out financial statements. The results of operations of joint ventures in which OpCo owns a meaningful noncontrolling interest are not consolidated in our unaudited condensed consolidated financial statements and instead are represented as earnings from equity investments.

Financing.    The Predecessor’s historical combined carve-out financial statements reflect indebtedness for the Quinto Project, which was paid off in connection with the closing of our IPO, and two residential financing agreements with third-party investors, both of which have been terminated. On June 5, 2015, OpCo entered into a $525.0 million senior secured credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility and a $200.0 million revolving credit facility. As of November 30, 2015, the full amount of the $300.0 million term loan facility and approximately $48.8 million of letters of credit under our revolving credit facility were outstanding. We used the proceeds of the $300.0 million term loan facility to pay distributions to our Sponsors. On March 30, 2016, in connection with the Kingbird Acquisition and the Hooper Acquisition, OpCo drew down $40.0 million from its revolving credit facility and $25.0 million from its delayed draw term loan facility. As of August 31, 2016, the full amount of the $300.0 million borrowed under the term loan facility, the full amount of the $25.0 million borrowed under the delayed draw term loan facility, $40.0 million borrowed under the revolving credit facility, and approximately $58.6 million of letters of credit under the revolving credit facility were outstanding. The remaining portion of the revolving credit facility was undrawn.

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

Change in Fiscal Year.    On June 24, 2015, in connection with the closing of the IPO, the Partnership amended the Partnership Agreement to include a change in the fiscal year to November 30. The third quarter of the Partnership’s fiscal 2016 includes the period from June 1, 2016 to August 31, 2016, and the corresponding third quarter of the Partnership’s fiscal 2015 includes the period from June 1, 2015 to August 31, 2015, which are consistent with the Partnership’s November 30 fiscal year end.

The accompanying unaudited condensed consolidated financial statements cover the period from December 1, 2015 to August 31, 2016, representing the entire nine-month period of the Partnership’s first, second and third quarters of fiscal year 2016. The prior year’s comparable eight-month period covers the period from December 29, 2014 through August 31, 2015, representing the first eight months of the Partnership’s recently adopted fiscal year. As a result of the change in the Partnership’s fiscal year end, the quarterly periods of its newly adopted fiscal year do not coincide with the historical quarterly periods previously reported by the Predecessor. Financial information for the nine months ended August 31, 2015 has not been included in this Quarterly Report on Form 10-Q for the following reasons: (i) the eight months ended August 31, 2015 provide as meaningful a comparison to the nine months ended August 31, 2016 as would the nine months ended August 31, 2015; (ii) the Partnership believes that there are no significant factors, seasonal or otherwise, that would impact the comparability of information if the results for the nine months ended August 31, 2015 were presented in lieu of results for the eight months ended August 31, 2015; and (iii) it was not practicable or cost justified to prepare this information.

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

The projects in our Portfolio are generally unaffected by the trends discussed above, given that all of the electricity to be generated by our projects are sold under fixed-price offtake agreements, which, as of August 31, 2016, have a weighted average remaining life of approximately 20.6 years. In addition, our near-term growth strategy is also largely insulated from the trends discussed above. We expect that most of our short-term growth will come from opportunities to acquire the ROFO Projects, all of which will have executed power sale agreements.

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

Results of Operations

	Three Months Ended		Nine Months Ended	Eight Months Ended
	(unaudited)		(unaudited)
	August 31,	August 31,	August 31,	August 31,
	2016	2015	2016	2015
Revenues:
Operating revenues	$26,116	$3,076	$46,735	$6,629
Total revenues	26,116	3,076	46,735	6,629
Operating costs and expenses:
Cost of operations	1,928	73	4,953	2,389
Cost of operations—SunPower, prior to IPO	—	59	—	468
Selling, general and administrative	1,804	2,483	5,096	9,055
Depreciation, amortization and accretion	6,311	1,172	16,325	2,374
Acquisition-related transaction costs	599	—	2,261	—
Total operating costs and expenses	10,642	3,787	28,635	14,286
Operating income (loss)	15,474	(711)	18,100	(7,657)
Other expense (income):
Interest expense	3,199	201	9,123	1,646
Interest income	(296)	(228)	(909)	(1,223)
Other expense (income)	(291)	3,443	(551)	12,695
Total other expense, net	2,612	3,416	7,663	13,118
Income (loss) before income taxes	12,862	(4,127)	10,437	(20,775)
Income tax provision	(5,063)	(701)	(15,281)	(707)
Equity in earnings of unconsolidated investees	8,075	6,115	13,504	6,115
Net income (loss)	15,874	1,287	8,660	(15,367)
Less: Predecessor loss prior to IPO on June 24, 2015	—	(3,441)	—	(20,095)
Net income subsequent to IPO	15,874	4,728	8,660	4,728
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	8,281	3,695	(14,263)	3,695
Net income attributable to 8point3 Energy Partners LP Class A shares	$7,593	$1,033	$22,923	$1,033

Three and Nine Months Ended August 31, 2016 Compared to Three and Eight Months Ended August 31, 2015

Revenues

	Three Months Ended		Nine Months Ended	Eight Months Ended
	(unaudited)		(unaudited)
	August 31,	August 31,	August 31,	August 31,
(in thousands)	2016	2015	2016	2015
Operating revenues	$26,116	$3,076	$46,735	$6,629
Total revenues	$26,116	$3,076	$46,735	$6,629

Over 90% of our operating revenues for the three and nine months ended August 31, 2016 and the three and eight months ended August 31, 2015 were comprised of lease revenue from our utility-scale assets, C&I assets and residential portfolio. The Partnership’s only revenue stream not from the leasing of solar power systems is from performance based incentives (“PBI”) rebates.  All revenues for the periods presented were generated in the United States.

Residential systems are leased under lease agreements which are classified for accounting purposes either as sales-type leases or operating leases. As all the leases owned by the Predecessor have been placed into service prior to fiscal 2015, all revenue related to the net present value of the minimum lease payments for sales-type leases has been recognized as of December 28, 2014. Accordingly, other than interest revenue, we had no sales-type lease revenue on our unaudited condensed consolidated financial statements for the three and nine months ended August 31, 2016 and the three and eight months ended August 31, 2015.

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

For those residential leases classified as operating leases, revenue associated with renting the solar power system and related executory costs are recognized on a straight-line basis over the lease terms, almost all of which are 20 years. We do not record certain fixed and determinable state or local rebates. Previously, certain of these fixed and determinable state or local rebates, described below, defined in the lease document as part of minimum lease payments, were recorded as deferred revenue in the Predecessor’s balance sheets when the lease was placed in service and amortized to revenue on a straight-line basis over the lease term.

State or local rebates that are fixed and determinable are recognized when the related solar power system is placed in service. PBI rebates are not fixed and determinable, since they relate to the generation of electricity from the leased solar power system, and are recognized as revenue upon cash receipt for both sales-type leases and operating leases.

Total revenues increased by $23.0 million, or 749%, during the three months ended August 31, 2016 as compared to the three months ended August 31, 2015, and increased by $40.1 million, or 605%, during the nine months ended August 31, 2016 as compared to the eight months ended August 31, 2015, due to the commencement of operations of the IPO Project Entities as of the fourth quarter of fiscal 2015 and revenues generated from the Kingbird Project and the Hooper Project acquired in the second quarter of fiscal 2016.

Operating Costs and Expenses

	Three Months Ended		Nine Months Ended	Eight Months Ended
	(unaudited)		(unaudited)
	August 31,	August 31,	August 31,	August 31,
(in thousands)	2016	2015	2016	2015
Cost of operations	$1,928	$73	$4,953	$2,389
Cost of operations—SunPower, prior to IPO	—	59	—	468
Selling, general and administrative	1,804	2,483	5,096	9,055
Depreciation, amortization and accretion	6,311	1,172	16,325	2,374
Acquisition-related transaction costs	599	—	2,261	—
Total operating costs and expenses	$10,642	$3,787	$28,635	$14,286
Total operating costs and expenses as a percentage of revenues	40.7%	123.1%	61.3%	215.5%

Cost of Operations: Cost of operations primarily includes expenses related to O&M agreements and land lease expenses post IPO. The Predecessor’s cost of operations additionally includes costs related to system output performance warranty and residential lease system repairs accrual and reserves for upfront rebate receivables.

The increase of $1.9 million, or 2,541%, for the three months ended August 31, 2016 as compared to the three months ended August 31, 2015 is primarily driven by increased expenses for O&M, electricity and property insurance associated with operating the solar power systems due to the commencement of operations of the IPO Project Entities in the fourth quarter of fiscal 2015 and the Kingbird Project and the Hooper Project acquired in the second quarter of fiscal 2016.

The increase of $2.6 million, or 107%, for the nine months ended August 31, 2016 as compared to the eight months ended August 31, 2015 is primarily driven by: (i) increased expenses associated with operating the solar power systems due to the commencement of operations of the IPO Project Entities in the fourth quarter of fiscal 2015 and the Kingbird Project and the Hooper Project acquired in the second quarter of fiscal 2016; and (ii) the reclassification of Quinto land lease expense from SG&A expense by the Predecessor prior to IPO to cost of operations post-IPO. These increases were partially offset by the Predecessor’s expenses during the first quarter of 2015 that were not recorded in 2016, relating to: (i) a $1.3 million reserve for aged rebates receivable; (ii) a $0.5 million accrual for system output performance warranty and residential lease system repairs; and (iii) a $0.2 million accrual for a performance guarantee settlement.

Cost of Operations—SunPower, prior to IPO: Cost of operations—SunPower, prior to IPO, represents executory costs that were allocated to the Predecessor by SunPower. Costs incurred for these services were zero for both the three and nine months ended August 31, 2016 compared to $0.1 million and $0.5 million for the three and eight months ended August 31, 2015, respectively.

Selling, General and Administrative: SG&A expense includes (i) post-IPO operating expenses such as audit, legal, insurance, independent board of directors and fees under the AMAs and MSAs with our Sponsors; (ii) charges that were incurred by SunPower that were specifically identified as attributable to the Predecessor; and (iii) an allocation of SunPower operating expenses based on the proportional level of effort attributable to the operation of the Predecessor’s portfolio of solar power systems leased to residential homeowners and solar energy projects under construction. The allocated SunPower operating expenses include asset management, legal, accounting, tax, treasury, information technology, insurance, employee benefit costs, human resources, procurement, and other corporate services and infrastructure costs.

The decrease of $0.7 million, or 27%, for the three months ended August 31, 2016 as compared to the three months ended August 31, 2015 was due to higher SG&A expenses in the three months ended August 31, 2015 primarily driven by: (i) $0.8 million allocated SunPower operating expenses based on the proportional level of effort attributable to the Quinto, RPU, UC Davis and Macy’s California Projects under construction, of which the Quinto Project was approximately 95.8% complete as of August 31, 2015; and (ii) $0.2 million of allocated costs incurred by SunPower related to our IPO; partially offset by $0.3 million higher SG&A expenses in the three months ended August 31, 2016 comprised of normal operating expenditures, including fees associated with the MSAs and AMAs as well as audit, consulting, legal, insurance and independent board of director services.

The decrease of $4.0 million, or 44%, for the nine months ended August 31, 2016 as compared to the eight months ended August 31, 2015 was due to higher SG&A expenses in the eight months ended August 31, 2015 primarily driven by: (i) $4.8 million allocated SunPower operating expenses based on the proportional level of effort attributable to the Quinto, RPU, UC Davis and Macy’s California Projects under construction; (ii) $1.6 million of allocated costs incurred by SunPower related to our IPO; and (iii) $0.9 million of Quinto land lease expenses; partially offset by $3.3 million higher SG&A expenses in the nine months ended August 31, 2016 comprised of normal operating expenditures including fees associated with the MSAs and AMAs as well as audit, consulting, legal, insurance and independent board of director services.

Depreciation: Depreciation expense reflects costs associated with depreciation of our solar power system assets that have been placed in service. The increase of $5.1 million, or 438%, for the three months ended August 31, 2016 as compared to the three months ended August 31, 2015, and the increase of $14.0 million, or 588%, for the nine months ended August 31, 2016 as compared to the eight months ended August 31, 2015, is a result of the commencement of operations of the IPO Project Entities in the fourth quarter of fiscal 2015 and the Kingbird Project and the Hooper Project in the second quarter of fiscal 2016.

Acquisition-Related Transaction Costs: Acquisition-related transactions costs represent legal and consulting fees incurred in connection with the Kern Phase 1(a) Acquisition in January 2016, the Kingbird Acquisition in March 2016, the Hooper Acquisition in April 2016 and the Macy’s Maryland Acquisition in July 2016.

Other Expense, net

	Three Months Ended		Nine Months Ended	Eight Months Ended
	(unaudited)		(unaudited)
	August 31,	August 31,	August 31,	August 31,
(in thousands)	2016	2015	2016	2015
Interest expense	$3,199	$201	$9,123	$1,646
Interest income	(296)	(228)	(909)	(1,223)
Other expense (income)	(291)	3,443	(551)	12,695
Total other expense, net	$2,612	$3,416	$7,663	$13,118
Total other expense, net as a percentage of revenues	10.0%	111.1%	16.4%	197.9%

Interest Expense: On June 5, 2015, we entered into a $525.0 million senior secured credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility and a $200.0 million revolving credit facility. We borrowed $300.0 million under the term loan facility on June 5, 2015 to pay distributions to our Sponsors. On March 30, 2016, we drew down $40.0 million from our revolving credit facility and $25.0 million from our delayed draw term loan facility to pay for the Kingbird Acquisition and the Hooper Acquisition. Loans outstanding under the senior secured credit facility bear interest and the unused portion of the revolving credit facility and delayed draw term loan facility bear commitment fees which are cash interest expenses. Please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 7— Debt and Financing Obligations” for rates. The debt discount and incremental debt issuance costs associated with these borrowings are non-cash interest expenses. The interest incurred related to our projects that are under construction is not reflected as an expense in the unaudited condensed consolidated statements of operations as it is capitalized to construction-in-progress until the solar power system is ready for its intended use.

Cash interest expense in the nine months ended August 31, 2016 relates to the term loan facility, delayed draw term loan facility, revolver fees and letter of credit fees. Cash interest expense in the eight months ended August 31, 2015 relates to the term loan facility and letter of credit fees as well as financing fees due to two third-party investors for undrawn commitment of the financing arrangements described below. Non-cash interest expense in the nine months ended August 31, 2016 relates to debt issuance costs associated with our term loan facility, delayed draw term loan facility and revolver. Non-cash interest expense in the eight months ended August 31, 2015 relates to our term loan facility and two financing arrangements under which leased solar power systems were financed by two third-party investors.

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

Interest expense for the three and nine months ended August 31, 2016 included non-cash interest expense of $0.1 million and $0.4 million, respectively, and cash interest expense of $3.1 million and $8.7 million, respectively. Interest expense for the three and eight months ended August 31, 2015 included non-cash interest expense of $0.1 million and $1.3 million, respectively, and cash interest expense of $0.1 million and $0.3 million, respectively.

Interest Income:  Interest income was $0.3 million and $0.9 million for the three and nine months ended August 31, 2016, respectively, and $0.2 million and $1.2 million for the three and eight months ended August 31, 2015, respectively. Interest income represents the accrued interest on reimbursable network upgrade costs related to the Quinto Project and the Kingbird Project. These costs plus accrued interest are reimbursable by the utility company over five years when the projects achieve commercial operation.

Other Expense (Income): Other income in the three and nine months ended August 31, 2016 primarily relates to an unrealized gain on interest rate swap associated with our term loan facility of $0.3 million and $0.5 million, respectively, further described below.  Other expense for the three and eight months ended August 31, 2015 included: (i) a $0.8 million unrealized loss on interest rate swap associated with our term loan facility further described below; (ii) a loss on cash flow hedges associated with Predecessor of $2.7 million and $5.4 million, respectively, further described below; and (iii) a loss on termination of financing obligation of zero and $6.5 million, respectively, further described below.

Gain (loss) on interest rate swap associated with term loan facility: On July 17, 2015, we entered into interest rate swap agreements to economically hedge the cash flows on our term loan facility. The changes in fair value are recorded in other expense (income), net in the unaudited condensed consolidated statement of operations as these hedges are not accounted for under hedge accounting. During the three and nine months ended August 31, 2016, we recorded an unrealized gain of $0.3 million and $0.5 million, respectively, for the mark-to-market valuation adjustment of interest rate swap agreements, as compared to the unrealized loss of $0.8 million recorded in both the three and eight months ended August 31, 2015.

Loss on cash flow hedges associated with Predecessor: The Predecessor entered into interest rate swap agreements, designated as cash flow hedges, in the fourth quarter of the year ended December 28, 2014 on the outstanding and forecasted future borrowings under the Quinto Credit Facility to reduce the impact of changes in interest rates. The Predecessor assessed the effectiveness of these cash flow hedges at inception and on a quarterly basis. If it was determined that a derivative instrument was not highly effective or the transaction was no longer deemed probable of occurring, the Predecessor discontinued hedge accounting and recognized the ineffective portion in current period earnings. The hedge became ineffective in the first half of fiscal 2015 and the ineffective portion was recognized in earnings at that time. The interest swap was terminated upon the IPO and the remaining ineffective portion was recognized in earnings. During the three and eight months ended August 31, 2015, $2.7 million and $5.4 million, respectively, was reclassified into loss on cash flow hedges within other expense, net in the unaudited condensed consolidated statements of operations.

Loss on termination of financing obligation: On January 30, 2015, the Predecessor entered into an agreement with one of the residential lease financing third-party investors that terminated the financing obligation arrangement. In conjunction with the termination of the arrangement, the Predecessor paid $10.8 million to terminate the $10.1 million outstanding financing obligation. On May 4, 2015, the Predecessor entered into a termination agreement with the remaining third-party investor, paying $29.0 million to terminate the $21.1 million outstanding financing obligation and $1.9 million accrued financing fee. During the three and eight months ended August 31, 2015, zero and $6.5 million, respectively, was recognized as a loss on termination within other expense, net in the unaudited condensed consolidated statements of operations.

Income Tax Provision

	Three Months Ended		Nine Months Ended	Eight Months Ended
	(unaudited)		(unaudited)
	August 31,	August 31,	August 31,	August 31,
(in thousands)	2016	2015	2016	2015
Income tax provision	$5,063	$701	$15,281	$707
Income tax provision as a percentage of revenues	19.4%	22.8%	32.7%	10.7%

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

Our income tax provision post IPO primarily represents deferred federal and state taxes on the net income of OpCo, a non-taxable partnership, that is allocated to the Partnership (exclusive of income tax but after noncontrolling interest). The Predecessor’s income tax provision, which was calculated on a separate return basis for the carve-out period, was due to minimum state income taxes. The decrease in income tax provision as a percentage of revenues for the three months ended August 31, 2016 of 19.4% compared to 22.8% for the three months ended August 31, 2015 is the result of a slower increase in equity in earnings of unconsolidated affiliates of 32.1% compared to the higher increase in revenue of 749%, partially offset by income before income taxes for the three months ended August 31, 2016 of $12.9 million compared to losses before income taxes of $4.1 million for the three months ended August 31, 2015.

The increase in income tax provision as a percentage of revenues for the nine months ended August 31, 2016 of 32.7% compared to 10.7% for the eight months ended August 31, 2015 is the result of an increase in equity in earnings of unconsolidated affiliates as well as income before income taxes for the nine months ended August 31, 2016 of $10.4 million compared to losses before income taxes of $20.8 million for the eight months ended August 31, 2015.

Equity in Earnings of Unconsolidated Investees

	Three Months Ended		Nine Months Ended	Eight Months Ended
	(unaudited)		(unaudited)
	August 31,	August 31,	August 31,	August 31,
(in thousands)	2016	2015	2016	2015
Equity in earnings of unconsolidated investees	$8,075	$6,115	$13,504	$6,115
Equity in earnings of unconsolidated investees as a percentage of revenues	30.9%	198.8%	28.9%	92.2%

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

During the three and nine months ended August 31, 2016, we recognized equity in earnings of $8.1 million and $13.5 million, respectively, which represented the entire three and nine month periods in the fiscal year 2016. During both the three and eight months ended August 31, 2015, we recognized equity in earnings of $6.1 million, which represented the period from June 24, 2015 to August 31, 2015.

Net Income (Loss) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended		Nine Months Ended	Eight Months Ended
	(unaudited)		(unaudited)
	August 31,	August 31,	August 31,	August 31,
(in thousands)	2016	2015	2016	2015
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	$8,281	$3,695	$(14,263)	$3,695
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests as a percentage of net revenues	31.7%	120.1%	(30.5)%	55.7%

Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests for the three and nine months ended August 31, 2016 included a net loss of $24.3 million and $112.1 million, respectively, attributable to noncontrolling interests and redeemable noncontrolling interests related to our tax equity financing facilities with third-party investors under which the parties invest in entities that hold the solar power systems, offset by net income of $32.6 million and $97.9 million, respectively, attributable to our Sponsors as a result of their economic ownership in OpCo.

Net income attributable to noncontrolling interests and redeemable noncontrolling interests for both the three and eight months ended August 31, 2015 included a net loss of $0.7 million attributable to noncontrolling interests and redeemable noncontrolling interests related to our tax equity financing facilities with third-party investors under which the parties invest in entities that hold the solar power systems, offset by net income of $4.4 million attributable to our Sponsors as a result of their economic ownership in OpCo.

We apply the Hypothetical Liquidation at Book Value (“HLBV”) Method in allocating recorded net loss to each tax equity investor based on the change during the reporting period of the amount of net assets of the entity to which each tax equity investor would be entitled under the governing contractual arrangements in a liquidation scenario. If the redemption value of our redeemable noncontrolling interests exceeds their carrying value after attribution of income (loss) under the HLBV method in any period, we will make an additional attribution of income to our redeemable noncontrolling interests such that their carrying value will at least equal the redemption value.

Cash Flows

Nine Months Ended August 31, 2016 Compared to Eight Months Ended August 31, 2015

A summary of the sources and uses of cash and cash equivalents is as follows:

	Nine Months Ended	Eight Months Ended
	(unaudited)
	August 31,	August 31,
(in thousands)	2016	2015
Net cash provided by (used in) operating activities	$37,821	$(7,294)
Net cash used in investing activities	(122,258)	(220,553)
Net cash provided by financing activities	57,546	271,245

Operating Activities

Net cash provided by operating activities for the nine months ended August 31, 2016 was $37.8 million and was primarily the result of: (i) $15.1 million in cash distributions received from equity method investees that were classified in operating activities as returns on the investments; (ii) net income of $8.7 million; (iii) adjustments for non-cash charges of $32.5 million, including $16.3 million depreciation of operating lease assets and solar power systems, $15.3 million deferred income taxes expense, $0.2 million share-based compensation, $0.4 million amortization of debt issuance costs, and $0.3 million bad debt expense related to residential lease customers; (iv) $0.8 million increase in accounts payable and other accrued liabilities; and (v) $0.5 million increase in deferred revenue from the Maryland Solar Project. These inflows were partially offset by: (i) adjustments for non-cash income of $14.0 million, including $13.5 million equity in earnings of unconsolidated investees and $0.5 million mark-to-market gain on interest rate swaps; (ii) $4.3 million increase in accounts receivable and short-term financing receivables, net; and (iii) $1.4 million increase in prepaid expenses and other current assets.

Net cash used in operating activities for the eight months ended August 31, 2015 was $7.3 million and was primarily the result of: (i) a net loss of $15.4 million; (ii) a $6.1 million non-cash adjustment for equity in earnings of unconsolidated investees; and (iii) $4.2 million increase in prepaid and other current assets, related to capitalized expenses incurred by the Predecessor for our IPO. This was partially offset by: (i) non-cash charges of $16.1 million, including a $3.2 million mark-to-market loss on cash flow hedges, $6.5 million loss upon termination of residential financing arrangement, $2.4 million depreciation of operating lease assets and utility solar power systems, $1.3 million reserve for rebates receivable, $1.2 million interest expense for the financing arrangement of residential leased solar power systems prior to termination, $0.7 million charge for deferred income taxes, and $0.8 million unrealized loss on interest rate swaps; (ii) $1.6 million increase in accounts payable and other accrued liabilities; (iii) $0.4 million increase in deferred revenue on operating leases; and (iv) $0.2 million decrease in solar power systems to be leased.

Investing Activities

Net cash used in investing activities for the nine months ended August 31, 2016 was $122.3 million and was primarily the result of $124.3 million net cash paid for the acquisitions of the Kern Phase 1(a) Assets, the Kingbird Project, the Hooper Project and the Macy’s Maryland Project. These outflows were partially offset by $0.6 million of cash distributions from unconsolidated investees classified in investing activities as returns of the investments, and $1.4 million of net cash provided by purchases of property and equipment, which primarily consists of collections of test energy billings.

Net cash used in investing activities for the eight months ended August 31, 2015 was $220.6 million and was primarily the result of $225.2 million related to costs incurred by the Predecessor associated with solar energy projects under construction. These costs were partially offset by $4.7 million of cash distributions from unconsolidated investees.

Financing Activities

Net cash provided by financing activities for the nine months ended August 31, 2016 was $57.5 million and was primarily the result of: (i) $65.0 million proceeds from issuance of bank loans, net of issuance costs, including $40.0 million from the revolving credit facility and $25.0 million from the delayed draw term loan facility; (ii) $10.0 million in capital contributions from SunPower as an indemnity per the Amended and Restated Omnibus Agreement for a short-fall associated with reimbursable costs for the Quinto Project network upgrade; and (iii) $0.3 million of cash contributions from tax equity investors. These cash inflows were partially offset by: (i) $13.5 million of cash distributions to our Class A members; (ii) $4.1 million of cash distributions to tax equity investors; and (iii) $0.2 million of equity issuance costs.

Net cash provided by financing activities for the eight months ended August 31, 2015 was $271.2 million due to: (i) $393.8 million in proceeds from issuance of Class A shares, net of issuance costs; (ii) $461.2 million in proceeds from issuance of bank loans, net of issuance costs from our term loan facility as well as a financing arrangement for the Quinto Project; (iii) $337.8 million in capital contributions from SunPower to fund the IPO SunPower Project Entities; and (iv) $7.0 million in cash contributions from noncontrolling interests associated with our tax equity financing arrangements. These cash inflows were partially offset by: (i) $371.5 million of cash distribution to SunPower as a Sponsor in connection with the IPO; (ii) $283.7 million of cash distribution to First Solar as a Sponsor in connection with the IPO; (iii) $264.1 million repayment of bank loans to terminate two residential lease financing arrangements prior to the IPO and the Quinto Project at the IPO closing; (iv) $3.2 million of capital distributions to SunPower made by the Predecessor before the IPO; and (v) $6.0 million of cash distribution to SunPower for the remaining purchase price payments of the IPO SunPower Project Entities.

Liquidity and Capital Resources

Our liquidity as of August 31, 2016 was $131.3 million consisting of $29.9 million cash on hand and $101.4 million of available capacity under our five-year revolving credit facility. On September 30, 2016, OpCo entered into an amendment and joinder agreement (the “Joinder Agreement”) under our existing credit facility, pursuant to which OpCo obtained a new $250.0 million incremental term loan facility, increasing the maximum borrowing capacity under the credit facility from $525.0 million to $775.0 million.

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

We believe that we will have sufficient borrowings available under our revolving credit facility, liquid assets and cash flows from operations to meet our financial commitments, debt service obligations, contingencies and anticipated required capital expenditures for at least the next 12 months. Additionally, we have an active shelf registration statement filed with the Securities and Exchange Commission for the issuance of additional equity securities as appropriate given market conditions. On September 28, 2016, we sold 8,050,000 Class A shares in the Public Offering pursuant to our active shelf registration statement.

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

As of November 30, 2015, the full amount of the $300.0 million term loan facility and approximately $48.8 million of letters of credit under the revolving credit facility were outstanding. On March 30, 2016, in connection with the Kingbird Acquisition and the Hooper Acquisition, OpCo drew down $40.0 million from its revolving credit facility and $25.0 million from its delayed draw term loan facility.  As of August 31, 2016, the full amount of the $300.0 million term loan facility, the full amount of the $25.0 million delayed draw term loan facility, $40.0 million of the revolving credit facility, and approximately $58.6 million of letters of credit under the revolving credit facility were outstanding. The remaining portion from the revolving credit facility was undrawn.

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

OpCo’s credit facility also contains covenants requiring us to maintain the following financial ratios: (i) a debt to cash flow ratio (as more fully defined in the credit facility) of not more than (a) 5.50 to 1.00 for the fiscal quarters ending August 31, 2016 through May 31, 2017, and (b) 5.00 to 1.00 for each fiscal quarter ending thereafter; and (ii) a debt service coverage ratio (as more fully defined in the credit facility) of not less than 1.75 to 1.00. In addition, an event of default occurs under the credit facility upon a change of control. The credit facility defines a change of control as occurring when, among other things, (i) the Sponsors (or either of them) cease to direct the management, directly or indirectly, of us or OpCo, or (ii) the Sponsors collectively cease to own 35% of the economic interest in OpCo. In addition, the credit facility contains customary non-financial covenants and certain restrictions that will limit the Partnership’s, OpCo’s and certain of the Partnership’s and its domestic subsidiaries’ ability to, among other things, incur or guarantee additional debt and to make distributions on or redeem or repurchase OpCo common units. As of August 31, 2016, we were in compliance with the debt covenants.

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

Subject to certain conditions, the credit facility includes conditional borrowing capacity for incremental commitments to increase the term loan facility and revolving credit facility by $250.0 million, with any increase in the revolving facility not to exceed $100.0 million.  On September 30, 2016, OpCo entered into the Joinder Agreement under its existing senior secured credit facility, pursuant to which OpCo obtained a new $250.0 million incremental term loan facility, increasing the maximum borrowing capacity under the credit facility to $775.0 million. The Joinder Agreement also amends OpCo’s credit facility to, among other things, (i) permit OpCo to incur up to $50.0 million in subordinated indebtedness from First Solar or its affiliate to pay a portion of the purchase price for the potential acquisition of an interest in a solar energy project located in San Bernardino County, California, that has a nameplate capacity of 300 MW (the “Stateline Project”), and (ii) increase OpCo’s maximum debt-to-cash-flow ratio (as more fully defined in the OpCo’s credit facility) in respect of the fiscal quarters ending November 30, 2016 through November 30, 2017 from 5.50:1.00 to 6.00:1.00, and for all fiscal quarters thereafter from 5.00:1.00 to 5.50:1.00 (except that the prior thresholds will continue to apply under certain circumstances).  All other existing terms of OpCo’s senior secured credit facility remain unchanged.

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

Uses of Liquidity

Our principal requirements for liquidity and capital resources, other than for operating our business, can generally be categorized into the following: (i) debt service obligations; (ii) funding acquisitions, if any; and (iii) cash distributions to shareholders. Generally, once COD is reached, solar energy generation assets do not require significant capital expenditures to maintain operating performance.

Contractual Obligations

The following table summarizes our contractual obligations as of August 31, 2016:

		Payments Due by Period
(in thousands)	Total	2016 (remaining three months)	2017-2018	2019-2020	Beyond 2020
Land use commitments (1)	$64,577	$334	$2,622	$3,428	$58,193
Term loan (2)	331,108	2,121	16,828	312,159	—
Delayed draw term loan facility (3)	27,441	160	1,280	26,001	—
Revolving credit facility (3)	43,905	255	2,048	41,602	—
Total contractual obligations	$467,031	$2,870	$22,778	$383,190	$58,193

(1)

Land use commitments primarily relate to a non-cancellable operating lease for the Quinto Project and two operating leases for the Kingbird Project, and are equal to the minimum lease and easement payments to landowners for the right to use the land upon which solar power systems are located.

(2)

Includes $300.0 million of borrowings outstanding under the term loan facility entered into by OpCo on June 5, 2015 (in connection with our IPO) which will mature on or about the fifth anniversary of its issuance, at which point all amounts outstanding under the term loan facility will become due. From August 31, 2016 to August 31, 2018, which is the term of the interest rate swap, the interest payments are estimated based on the fixed swap interest rate of 0.85% plus the 2% margin for the notional amount of $250.0 million. The interest payments for the remaining $50.0 million notional amount through the maturity of the term loan, and the full amount outstanding thereafter, are estimated based on the floating cash interest rate of approximately 2.52% per annum effective as of August 31, 2016.

(3)

Includes $25.0 million of borrowings outstanding under the delayed draw term loan facility and $40.0 million of borrowings outstanding under the revolving credit facility entered into by OpCo on June 5, 2015 (in connection with the Kingbird Acquisition and the Hooper Acquisition), which will mature on or about the fifth anniversary of the issuance of the term loan facility, at which point all amounts outstanding under the delayed draw term loan facility and the revolving credit facility will become due. The interest payments for the $65.0 million notional amount through the maturity date, and the full amount outstanding thereafter, are estimated based on the floating cash interest rate of approximately 2.52% per annum effective as of August 31, 2016.

Off-Balance-Sheet Arrangements

As of August 31, 2016, we did not have any significant off-balance-sheet arrangements.

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

The concentration of credit risk under the residential lease program is limited because customers are required to have a minimum FICO credit score at the time of initial contract, the existing customer base is of high credit quality with an average FICO credit score of 765 at the time of initial contract, the program has a large number of customers with small account balances for each, and the customers are diversified geographically within the United States. As of August 31, 2016, we do not believe we had significant credit risk because of the creditworthiness of the offtake counterparties.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of August 31, 2016, the outstanding principal balance of our variable interest borrowings was $365.0 million of which $115.0 million is unhedged. An immediate 10% increase in interest rates would have an increase of approximately $0.1 million of annualized interest expenses on our unaudited condensed consolidated financial statements. This increase was mitigated by interest rate swaps that we entered into on August 31, 2016 in connection with our term loan facility which covered $250.0 million of the $365.0 million outstanding principal balance. As of August 31, 2016, our investment portfolio consisted of 100% in demand deposits.

In addition, increases in interest rates could adversely impact the price of our Class A shares, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels. As with other yield-oriented securities, our share price is impacted by our level of cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our shares, and a rising interest rate environment could have an adverse impact on the price of our Class A shares, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of August 31, 2016 at a reasonable assurance level.

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

2.1

Contribution Agreement dated June 29, 2016 by and among SunPower AssetCo, LLC, 8point3 Operating Company, LLC and SunPower Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2016).

10.1

Amendment and Waiver No. 2 to Right of First Offer Agreement dated June 28, 2016, by and between 8point3 Operating Company, LLC and First Solar, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2016).

10.2

Amendment No. 1 to Amended and Restated Omnibus Agreement dated July 1, 2016, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2016).

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

8point3 Energy Partners LP

	By:	8point3 General Partner, LLC
its general partner

Date: October 3, 2016	By:	/s/ BRYAN SCHUMAKER
Bryan Schumaker
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

2.1

Contribution Agreement dated June 29, 2016 by and among SunPower AssetCo, LLC, 8point3 Operating Company, LLC and SunPower Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2016).

10.1

Amendment and Waiver No. 2 to Right of First Offer Agreement dated June 28, 2016, by and between 8point3 Operating Company, LLC and First Solar, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2016).

10.2

Amendment No. 1 to Amended and Restated Omnibus Agreement dated July 1, 2016, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2016).

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