Form 10-K
period 2016-11-30
8point3 Energy Partners LP
filed 2017-01-26
CIK 1635581

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Class A Shares held by non-affiliates on May 31, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing sale price of $15.42 of the Registrant’s Class A shares, as reported by the NASDAQ Global Select Market on such date) was approximately $307.9 million.

The number of shares of Registrant’s Class A Shares outstanding as of January 23, 2017 was 28,072,680.

Documents incorporated by reference:

None.

Table of Contents

GLOSSARY

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

GLOSSARY

Unless the context provides otherwise, references herein to “we,” “us,” “our” and “the Partnership” or like terms, when used for time periods prior to June 24, 2015, refer to the projects that our Sponsors contributed to us in connection with the IPO. When used for time periods on or subsequent to June 24, 2015, such terms refer to 8point3 Energy Partners LP together with its consolidated subsidiaries, including OpCo.

References in this Annual Report on Form 10-K to:

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

“First Solar Project Entities” refers to, collectively, the IPO First Solar Project Entities and the Kingbird Project Entities.

“First Solar ROFO Agreement” refers to the Right of First Offer Agreement, dated as of June 24, 2015, as amended, by and between OpCo and First Solar.

“First Solar ROFO Projects” refers to, collectively, the projects set forth in the chart in Part I, Item 1, under the heading “Business—Our Portfolio—ROFO Projects” with First Solar listed as the “Developing Sponsor” and as to which we have a right of first offer under the First Solar ROFO Agreement should First Solar decide to sell them (but excluding the Stateline Project, which we acquired on December 1, 2016, as further described in Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 17—Subsequent Events”).

“FPA” refers to the U.S. Federal Power Act.

“FSEC” refers to First Solar Electric (California), Inc., a Delaware corporation and an affiliate of First Solar.

“General Partner” or “our general partner” refers to 8point3 General Partner, LLC, our general partner, a limited liability company formed under the laws of the State of Delaware and a wholly-owned subsidiary of Holdings.

“GW” refers to a gigawatt, or 1,000,000,000 watts. As used in this Annual Report on Form 10-K, all references to watts (e.g., MW or GW) refer to measurements of alternating current, except where otherwise noted.

“Henrietta Holdings” refers to Parrey Holding Company, LLC.

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

“Kern Class B Partnership” refers to SunPower Commercial II Class B, LLC.

“Kern Phase 1(a) Assets” refers to the assets comprising the first phase of the Kern Project, with a nameplate capacity of approximately 3 MW.

“Kern Phase 1(b) Assets” refers to the assets comprising the second phase of the Kern Project, with a nameplate capacity of approximately 5 MW.

“Kern Phase 2(a) Assets” refers to the assets comprising the third phase of the Kern Project, with a nameplate capacity of approximately 5 MW.

“Kern Phase 2(b) Assets” refers to the assets comprising the fourth phase of the Kern Project, with a nameplate capacity of up to approximately 8 MW.

“Kern Project” refers to the solar energy project located in Kern County, California, that is held by the Kern Project Entity and has an aggregate nameplate capacity of up to approximately 21 MW. OpCo’s acquisition of the Kern Project is being effectuated in four phases, with the closing for the Kern Phase 1(a) Assets having occurred on January 26, 2016 (the “Kern Phase 1(a) Acquisition”), the closing for the Kern Phase 1(b) Assets having occurred on September 9, 2016 (the “Kern Phase 1(b) Acquisition”), the closing for the Kern Phase 2(a) Assets having occurred on November 30, 2016 (the “Kern Phase 2(a) Acquisition”), and the closing for the Kern Phase 2(b) Assets to occur in the future.

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

“MW” refers to a megawatt, or 1,000,000 watts. As used in this Annual Report on Form 10-K, all references to watts (e.g., MW or GW) refer to measurements of alternating current, except where otherwise noted.

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

“Omnibus Agreement” refers to the Amended and Restated Omnibus Agreement, dated as of April 6, 2016, among the Partnership, OpCo, the General Partner, Holdings, First Solar and SunPower. Please read Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14—Related Parties” for further details.

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

“PG&E” refers to Pacific Gas and Electric Company.

“Portfolio” refers to, collectively, our portfolio of solar energy projects as of November 30, 2016, which consists of the Henrietta Project, the Hooper Project, the Kern Phase 1(a) Assets, the Kern Phase 1(b) Assets, the Kern Phase 2(a) Assets, the Kingbird Project, the Lost Hills Blackwell Project, the Macy’s California Project, the Macy’s Maryland Project, the Maryland Solar Project, the North Star Project, the Quinto Project, the Solar Gen 2 Project, the RPU Project, the UC Davis Project and the Residential Portfolio. Interests in the Stateline Project were acquired by us on December 1, 2016.

“PPA” refers to a power purchase agreement.

“Predecessor” refers to the operation of the IPO SunPower Project Entities prior to the completion of the IPO.

“Project Entities” refers to, collectively, the IPO First Solar Project Entities, the IPO SunPower Project Entities, the Henrietta Project Entity, the Hooper Project Entity, the Kern Project Entity, the Kingbird Project Entities and the Macy’s Maryland Project Entity.

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

“Solar Gen 2 Project Entity” refers to SG2 Imperial Valley, LLC.

“Sponsors” refers, collectively, to First Solar and SunPower.

“Stateline Project” refers to the solar energy project located in San Bernardino, California that is held by the Stateline Project Entity and has a nameplate capacity of 300 MW.

“Stateline Project Entity” refers to Desert Stateline, LLC.

“Stateline Promissory Note” means the Promissory Note in the principal amount of $50.0 million issued by OpCo in favor of First Solar Asset Management, LLC, a wholly-owned subsidiary of First Solar, in connection with our acquisition of interests in the Stateline Project.

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

“SunPower Project Entities” refers to, collectively, the IPO SunPower Project Entities, the Henrietta Project Entity, the Hooper Project Entity, the Kern Project Entity and the Macy’s Maryland Project Entity.

“SunPower ROFO Agreement” refers to the Right of First Offer Agreement, dated as of June 24, 2015, as amended, by and between OpCo and SunPower.

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

“Utility Project Entities” refers to the Henrietta Project Entity, the Hooper Project Entity, the Kingbird Project Entities, the Lost Hills Project Entity, the Blackwell Project Entity, the Maryland Solar Project Entity, the North Star Project Entity, the Quinto Project Entity, the RPU Project Entity and the Solar Gen 2 Project Entity.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition or forecasts of future events. Words such as “could,” “will,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue” and similar expressions are used to identify forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained in this Annual Report on Form 10-K include our expectations of plans, strategies, objectives, growth and anticipated financial and operational performance. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement, including industry data referenced elsewhere in this Annual Report on Form 10-K. We have chosen these assumptions or bases in good faith and believe that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•

changes in the capital markets or interest rate environment, including changes in market sentiment toward growth vehicles similar to us in general, which could impair our ability to raise capital, on terms that are economically acceptable to us, to fund future project acquisitions;

•	a failure to locate and acquire interests in additional attractive projects at favorable prices, or the inability to obtain adequate financing for such projects;
•	risks inherent in newly constructed solar energy projects, including underperformance relative to our expectations, system failures and outages;
•	an inability or decreased ability to acquire interests in projects until we pay in full the principal of and interest on the Stateline Promissory Note;
•	changes in U.S. federal, state, provincial and local laws, regulations, policies and incentives, including those related to taxation and environmental regulation;
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
•

the impairment or loss of any one or more of the projects in our Portfolio, such as the Henrietta Project, the Quinto Project, the Solar Gen 2 Project, the Stateline Project (interests in which we acquired on December 1, 2016), or any other projects in our Portfolio or that we may otherwise acquire;

•	the failure of a supplier to fulfill its warranty or other contractual obligations;
•	the failure of our Sponsors to fulfill their respective indemnification obligations under the Omnibus Agreement;
•	the inability of our projects to operate or deliver energy for any reason, including if interconnection or transmission facilities on which we rely become unavailable;
•	a natural disaster or other severe weather or meteorological conditions or other event of force majeure;
•

risks to our Sponsors and third party development companies relating to pricing under offtake agreements, project siting, financing, construction, permitting, the environment, governmental approvals and the negotiation of project development agreements, reducing opportunities available to us;

•	risks associated with our ownership or acquisition of projects that remain under construction;
•	terrorist or other attacks and responses to such acts;

•	the occurrence of a significant incident for which we do not have adequate insurance coverage;
•	liabilities and operating restrictions arising from environmental, health and safety laws and regulations;
•	risks associated with litigation and administrative proceedings;
•	a failure to comply with anti-corruption laws and regulations in the United States and elsewhere;
•	our inability to renew or replace expiring or terminated agreements, such as our offtake agreements, at favorable rates or on a long-term basis;
•	energy production by our projects or availability of our projects that does not satisfy the minimum obligations under our offtake agreements;
•	limits on OpCo’s ability to grow and make acquisitions because of its obligations under its limited liability company agreement to distribute available cash;
•	lower prices for fuel sources used to produce energy from other technologies, which could reduce the demand for solar energy;
•	risks inherent in the acquisition of existing solar energy projects;
•	substantial competition from utilities, independent power producers and other industry participants;
•	conflicts arising from our general partner’s or our Sponsors’ relationship with us;
•	increases in our tax liability; and
•	certain factors discussed elsewhere in this Annual Report on Form 10-K.

Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to publicly update or revise any forward-looking statements except as required by law.

PART I

Item 1. Business.

Overview

8point3 Energy Partners LP is a Delaware limited partnership formed on March 3, 2015, by our general partner, 8point3 General Partner, LLC, a wholly-owned subsidiary of 8point3 Holding Company, LLC (“Holdings”), a joint venture between First Solar, Inc. (“First Solar”) and SunPower Corporation (“SunPower” and collectively with First Solar, our “Sponsors”). We are a growth-oriented limited partnership formed to own, operate and acquire solar energy generation projects. On June 24, 2015, we completed our initial public offering (the “IPO”) of 20,000,000 Class A shares. Our Class A shares representing limited partner interests in 8point3 Energy Partners LP are traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CAFD.” As of November 30, 2016, we owned a 35.5% limited liability interest in 8point3 Operating Company, LLC (“OpCo”), as well as a controlling non-economic managing member interest in OpCo. As of November 30, 2016, our Sponsors collectively own 51,000,000 Class B shares in the Partnership, with SunPower and First Solar owning 28,883,075 and 22,116,925 Class B shares, respectively, and together owning a noncontrolling 64.5% limited liability company interest in OpCo.

As of November 30, 2016, our Portfolio consisted of interests in 642 MW of solar energy projects. As of November 30, 2016, we owned interests in nine utility-scale solar energy projects, all of which are operational. As of November 30, 2016, we owned interests in four commercial and industrial (“C&I”) solar energy projects, two of which were operational and two of which were in late-stage construction, and a portfolio of residential DG Solar assets. Each utility-scale and C&I project in our Portfolio sells its energy output under long-term, fixed-price offtake agreements and our residential portfolios are comprised of solar installations which are leased to homeowners under a fixed monthly rate. Our operations comprise one reportable segment containing our Portfolio of solar energy projects. Please read Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 16—Segment Information.”

Since November 30, 2015, we completed six acquisitions from our Sponsors, four from SunPower and two from First Solar.  On January 26, 2016, we entered into an agreement with SunPower to acquire a controlling interest in a solar energy project located in Kern County, California that has an aggregate nameplate capacity of up to 21 MW (the “Kern Project”) that is being effectuated in four phases, of which three phases occurred on or before November 30, 2016. On March 31, 2016, we acquired from First Solar a controlling interest in a 40 MW photovoltaic solar energy project also located in Kern County, California (the “Kingbird Project”). On April 1, 2016, we acquired from SunPower a controlling interest in a 50 MW photovoltaic solar energy project located in Alamosa County, Colorado (the “Hooper Project”). On July 1, 2016, we acquired from SunPower a controlling interest in a solar energy project which holds roof-mounted solar photovoltaic systems with an aggregate system size of approximately 5 MW, which are being installed at certain Macy’s department stores in Maryland (the “Macy’s Maryland Project”). On September 29, 2016, we acquired from SunPower a 49.0% interest in a 102 MW photovoltaic solar generating facility located in Kings County, California (the “Henrietta Project”). On December 1, 2016, we acquired from First Solar a 34.0% interest in a 300 MW photovoltaic solar generating facility located in San Bernardino, California (the “Stateline Project”).

The following diagram depicts our simplified organizational and ownership structure as of November 30, 2016.

Our Business Strategies

Our primary objective is to generate predictable cash distributions that grow at a sustainable rate. We intend to achieve this objective through the following strategies:

Own and operate long-term contracted solar generation assets

We believe that contracted solar energy projects generate predictable cash flows. Solar power is generally sold under long-term offtake agreements that require the purchaser to acquire the power that is produced by the solar energy project. The principal factor affecting the amount of power produced is the level of sunlight reaching the project, which is largely predictable over the long term. Solar energy systems generate most of their electricity during the time of peak demand, when energy from the sun is strongest. In addition, solar energy projects contain limited operational and technology risks given their modular nature and minimum number of moving parts, which results in relatively low, stable and predictable operations and maintenance (“O&M”) expenses. We intend to continue to own and operate long-term contracted solar energy systems as we grow our business and project portfolio over time.

Acquire assets in our target markets

We intend to pursue strategic opportunities to grow our company through acquisitions, primarily from our Sponsors, of long-term contracted solar energy projects that have commenced, or are close to commencing, commercial operations and that have characteristics similar to our Portfolio, including reliable technology with relatively stable cash flows. Under the ROFO Agreements with our Sponsors, our Sponsors are required until June 24, 2020 to offer us the opportunity to purchase their interests in certain solar energy projects should they seek to sell such interests to a third party. Approximately three-fourths of our ROFO Portfolio consists of utility-scale solar energy projects located in the United States, and our current focus is on acquiring domestic assets. As of November 30, 2016, the weighted average remaining life of the offtake agreements for the currently contracted projects in our ROFO Portfolio is over 20 years. In addition, we have in the past, and we intend in the future, to work with our Sponsors to make adjustments to our ROFO Portfolio to better align it with our targeted long-term growth plan. We believe that by making strategic adjustments to our ROFO Portfolio, we can maintain both a conservative capital structure and our long term distribution growth targets. In addition to making acquisitions from the ROFO Portfolio, we seek to acquire solar assets with similar long-term contracted cash flow profiles primarily from our Sponsors and in some cases from other third-party developers and owners of solar energy systems. Please read Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3—Business Combinations.”

Capitalize on our Sponsors’ leading solar O&M services

We benefit from our Sponsors’ vertically integrated business models across the solar value chain. We believe these business models enable our Sponsors to more effectively operate and maintain solar energy projects. Through various O&M agreements, each Sponsor, subject to oversight by the board of directors of our general partner, will continue to provide certain services to all but one of the contributed projects in our Portfolio, providing continuity and quality assurance of the O&M services.

Maintain a sound capital structure and financial flexibility

We and our subsidiaries have various financing structures in place, including through tax equity financing arrangements, term loans, revolving credit facilities and a promissory note. We believe that our cash flow profile and the long-term nature of our contracts provide flexibility for optimizing our capital structure to increase distributions. We intend to continually evaluate opportunities to finance future acquisitions or refinance our existing debt, including through limited recourse project-level financings, and seek to limit recourse, optimize leverage, extend maturities and increase cash distributions to Class A shareholders over the long term.

Our Portfolio

The following table provides an overview of the assets that comprise our portfolio (the “Portfolio”) as of November 30, 2016:

Project	Location	Commercial Operation Date(1)	MW(ac) (2)	Counterparty	Counterparty Credit Rating / Avg. FICO Score	Remaining Term of Offtake Agreement (in years)(3)
Utility
Maryland Solar	Maryland	February 2014	20	FirstEnergy Solutions	CCC+	16.3
Solar Gen 2	California	November 2014	150	San Diego Gas & Electric	A	23.0
Lost Hills Blackwell	California	April 2015	32	City of Roseville/Pacific Gas and Electric	AA+ / BBB	27.1(4)
North Star	California	June 2015	60	Pacific Gas and Electric	BBB	18.6
RPU	California	September 2015	7	City of Riverside	A-	23.8
Quinto	California	November 2015	108	Southern California Edison	BBB+	19.0
Hooper	Colorado	December 2015	50	Public Service Company of Colorado	A-	19.1
Kingbird	California	April 2016	40	Southern California Public Power Authority (5)	AA-	19.4
Henrietta	California	October 2016	102	Pacific Gas and Electric	BBB	19.8

Commercial & Industrial
UC Davis	California	September 2015	13	University of California	AA	18.8
Macy's California	California	October 2015	3	Macy's Corporate Services	BBB+	18.9
Macy’s Maryland	Maryland	December 2016	5	Macy's Corporate Services	BBB+	20.0
Kern(6)	California	June 2017	13	Kern High School District	AA	19.9
Residential Portfolio	U.S. – Various	June 2014	39	Approx. 5,900 homeowners(7)	765 Average / 680 Minimum(8)	15.8(9)
Total			642(10)

(1)

For the Macy’s California Project, the Macy’s Maryland Project, and the Kern Project (as defined below), commercial operation date (“COD”) represents the first date on which all of the solar generation systems within each of the Macy’s California Project, the Macy’s Maryland Project and the Kern Project, respectively, have achieved or are expected to achieve COD. Please read Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3—Business Combinations—2016 Acquisitions” for further details on the Kern Project and the Macy’s Maryland Project. For the Residential Portfolio, COD represents the first date on which all of the residential systems within the Residential Portfolio have achieved COD.

(2)	The megawatts (“MW”) for the projects in which the Partnership owns less than a 100% interest or in which the Partnership is the lessor under any sale-leaseback financing are shown on a gross basis.
(3)	Remaining term of offtake agreement is measured from the later of November 30, 2016 or the expected COD of the applicable project.

(4)

Remaining term comprised of 2.1 years on a power purchase agreement (“PPA”) with the City of Roseville, California, followed by a 25-year PPA with Pacific Gas and Electric Company (“PG&E”) starting in 2019.

(5)	The Kingbird Project is subject to two separate PPAs with member cities of the Southern California Public Power Authority.
(6)

OpCo’s acquisition of the Kern Project is being effectuated in four phases, with the closing of the first phase, reflecting a nameplate capacity of 3 MW, having occurred on January 26, 2016, the closing of the second phase, reflecting a nameplate capacity of 5 MW, having occurred on September 9, 2016, and the closing of the third phase, reflecting a nameplate capacity of 5 MW, having occurred on November 30, 2016.

(7)

Comprised of the approximately 5,900 solar installations located at homes in Arizona, California, Colorado, Hawaii, Massachusetts, New Jersey, New York, Pennsylvania and Vermont, that are held by SunPower Residential I, LLC (the “Residential Portfolio Project Entity”) and have an aggregate nameplate capacity of 39 MW.

(8)	Measured at the time of initial contract.
(9)	Remaining term is the weighted average duration of all of the residential leases, in each case measured from November 30, 2016.
(10)

The Stateline Project was acquired by the Partnership on December 1, 2016 and increased the size of our Portfolio to 942 MW. Please read “—ROFO Projects” and Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 17—Subsequent Events” for further details.

Tax Equity Financing

Most of our projects are financed using partnership structures with investors, known as tax equity investors, who can more efficiently monetize the value of the tax benefits, primarily Investment Tax Credits (“ITCs”) and accelerated depreciation that support solar energy projects in the United States. These partnership structures usually allocate tax and cash items disproportionately to the share of the project capital contributed by the tax equity investor and OpCo.  These partnership structures are designed to effectively allocate project attributes (e.g., tax benefits, cash flows and residual value) to the party best suited to monetize the attributes.  Often these partnerships are structured with allocations that change over time or as the tax equity investor realizes its projected return on investment and are known as “flip partnerships.”   Partnership allocations vary by project based on specific project characteristics and investor preferences.

For each of the Solar Gen 2 Project, the Lost Hills Blackwell Project, the North Star Project and the Henrietta Project, a modified flip partnership structure was utilized that distributes available cash on the basis of 51% to the tax equity investor and 49% to OpCo.

The flip partnership structures employed on the Kern Project, the Kingbird Project, the Hooper Project, the Macy’s California Project, the Macy’s Maryland Project, the Quinto Project, the RPU Project and the UC Davis Project allocate a certain share of project cash flow to OpCo pursuant to the project-specific distribution waterfall applicable to the project. Pursuant to each of these distribution waterfalls, the tax equity investor is entitled to a monthly or quarterly amount of project cash flow until a specified “flip” point is achieved.  After the “flip” point, the cash allocations to OpCo are expected to generally increase.  In addition, upon reaching the flip point, OpCo has a right to purchase the tax equity investor’s interests in the project for an amount that is not less than its fair market value.

The Maryland Solar Project Entity has leased the Maryland Solar Project to an affiliate of First Solar, with the lease term expiring on December 31, 2019 (unless terminated earlier pursuant to its terms). Under the arrangement, First Solar’s affiliate is obligated to pay a fixed amount of rent that is set based on the expected operations of the plant. Upon expiration of this lease, we will directly benefit from the operating results of the Maryland Solar Project. Please read Part I, Item 1A. “Risk Factors—Risks Related to Our Project Agreements—We rely on a limited number of offtake counterparties and we are exposed to the risk that they are unwilling or unable to fulfill their contractual obligations to us or that they otherwise terminate their offtake agreements with us.”

Under these tax equity financing structures, a tax equity investor may be entitled to indemnification or to a diversion to it of distributable cash from a project in order to compensate the tax equity investor (i) for a breach of representation, warranty or covenant made to it in connection with its tax equity investment, (ii) for a reduction in or change in allocation of ITCs, tax basis, fair market value or other tax-related matters on which its investment was based or (iii) with respect to tax equity arrangements where the determination of the flip date is based on the tax equity investor achieving a target after-tax internal rate of return, for a delay in achieving the target return due to a change in federal tax law that results in a reduction in the applicable corporate tax rate (which could reduce the value of depreciation deductions), a reduction in available ITCs or a change to available depreciations deductions . Except for indemnification or diversion caused by OpCo or diversions resulting from corporate tax rate reductions, OpCo is entitled to indemnification under the Omnibus Agreement for payments made to a tax equity investor in respect of indemnification or diversion obligations that arise under clauses (i) or (ii) above.

ROFO Projects

Our Sponsors have granted us rights of first offer on certain of their solar energy projects that are currently contracted or are expected to be contracted prior to being sold, should our Sponsors decide to sell such projects before June 24, 2020. Our ROFO Agreements include assets similar to the projects in our Portfolio and represent interests in 1,200 MW capacity as of November 30, 2016. In the year ended November 30, 2016, we and our Sponsors agreed to make several adjustments to our ROFO Portfolio to better align it with our targeted long-term growth plan. We intend in the future to work with our Sponsors to continue to make adjustments to our ROFO Portfolio, including to remove projects that we do not intend to acquire at the time our Sponsors plan to offer them, as necessary to meet our objectives.

The following table provides a brief description of the ROFO Projects as of November 30, 2016:

Project	Location	COD(1)	MW(ac)(2)	Developing Sponsor	Counterparty	Counterparty Credit Rating / Avg. FICO Score	Remaining Term of Offtake Agreement (years)(3)
Utility ROFO Projects
Contracted
Boulder Solar 1	Nevada	December 2016	100	SunPower	Nevada Power Company d/b/a NV Energy	BBB+	20.0
Stateline(4)	California	August 2016	300	First Solar	Southern California Edison	BBB+	19.8
Switch Station(5)	Nevada	September 2017	179	First Solar	NV Power/ Sierra Pacific Power	A/A	20.0
El Pelicano(5)	Chile	November 2017	100	SunPower	Metro de Santiago	A+	15.0
Cuyama	California	December 2017	40	First Solar	Pacific Gas and Electric	BBB	25.0(6)
CA Flats	California	December 2018	280	First Solar	Apple Energy LLC/ Pacific Gas and Electric	AA+/ BBB	20.0
C&I ROFO Projects
Contracted
Commercial Portfolio 1	U.S. – Various	December 2013	45	SunPower	Various		14.3(7)
Commercial Portfolio 2	U.S. – Various	August 2016	49	SunPower	Various(8)		14.5(9)
Commercial Portfolio 3	U.S. – Various	March 2018	42	SunPower	Various		24.0(10)
CU Boulder	Colorado	March 2016	1	SunPower	The Regents of The University of Colorado	AA	25.0
Rancho California Water District	California	April 2016	4	SunPower	Rancho California Water District	AA+	25.0
Macy’s Connecticut	Connecticut	June 2016	1	SunPower	Macy’s Corporate Services	BBB+	20.0
Napa Sanitation District	California	December 2015	1	SunPower	Napa Sanitation District	AA-	25.0
Macy's SDG&E	California	September 2016	2	SunPower	Macy’s Corporate Services	BBB+	20.0
Macy's Massachusetts	Massachusetts	October 2016	1	SunPower	Macy’s Corporate Services	BBB+	20.0
Riverside Public Utility District - Water Division	California	December 2016	6	SunPower	Riverside Public Utility District - Water Division	AA-	25.0
UC Santa Barbara	California	December 2016	5	SunPower	The Regents of The University of California	AA	20.0
Awarded(11)
California 1 (12)	California	June 2016	2	SunPower
Alabama	Alabama	September 2016	8	SunPower
Residential ROFO Portfolio	U.S. – Various	October 2014	34	SunPower	Approx. 5,000 homeowners	766 Average / 700 Minimum(13)	17.2(14)
Total			1,200(4)

(1)

For each utility project that has yet to reach its COD, COD is the expected COD. For C&I projects that have yet to reach COD, COD represents the first date on which all of the solar generation systems within such project are expected to achieve COD. For C&I Projects that have attained COD and for our Residential ROFO Portfolio, COD represents the first date on which all of the solar generation systems or residential systems within such project or portfolio, as applicable, have achieved COD.

(2)

The MW for the projects in which our Sponsors own less than a 100% interest are shown on a gross basis. At or prior to COD of the projects subject to our ROFO Agreements, our Sponsors may enter into arrangements, often referred to as tax equity financing, with investors seeking to utilize the tax attributes of their projects which may result in a reduction of our expected economic ownership of such ROFO Project. These arrangements have multiple potential structures which have differing impacts on our economic ownership. Please read Part I, Item 1. “Business—Tax Equity Financing”. With respect to certain utility-scale projects, these arrangements may result in our expected economic ownership percentage of such project being not less than 45% at the time of purchase, unless approved by the Partnership. Our Sponsors are also permitted to sell a partial economic interest in any ROFO Project as part of a tax equity investment in such ROFO Project. In addition, the Sponsors may sell a portion of the equity in non-U.S. projects to development partners.

(3)	Remaining term of offtake agreement is measured from the later of November 30, 2016 or the expected COD of the applicable project.
(4)

Only 34% of the ownership of the Stateline Project was subject to the First Solar ROFO Agreement as of November 30, 2016. The Partnership acquired this 34% interest on December 1, 2016, which reduced the size of our ROFO Portfolio to 900 MW. Please read Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 17—Subsequent Events” for further details.

(5)

SunPower has requested to remove the El Pelicano project from our ROFO Portfolio and First Solar has requested a waiver of the negotiation obligations with respect to a third-party sale of the Switch Station project.  Such removal and waiver are subject to the approval of the board of directors of our General Partner and/or the conflicts committee.

(6)	Remaining term does not include one year of uncontracted merchant power prior to a 25-year PPA with PG&E starting in January 2019.
(7)	Remaining term is the weighted average duration of all of the commercial PPAs. The shortest remaining term is 12.2 years and the longest remaining term is 16.4 years.
(8)	This portfolio is partially contracted with a utility offtaker to assist such offtaker with its capacity requirements.
(9)	Remaining term is the weighted average duration of all of the commercial PPAs. The shortest remaining term is 12.5 years and the longest remaining term is 16.8 years.
(10)	Remaining term is the weighted average duration of all of the commercial PPAs. The shortest remaining term is 24.0 years and the longest remaining term is 25.0 years.
(11)	Awarded projects are projects that have been awarded by the offtake counterparty to the developing Sponsor and are expected to be contracted.
(12)	The California 1 Project has been cancelled.
(13)	Measured at the time of initial contract.
(14)	Remaining term is the weighted average duration of all of the residential leases. The shortest remaining term is 15.9 years and the longest remaining term is 17.9 years.

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

Power Purchase Agreements.    Our Utility Project Entities have entered into offtake agreements under which each Utility Project Entity generally receives a fixed price over the term of the offtake agreement with respect to 100% of its output, subject in some cases to annual escalations and/or time of delivery adjustments. Such offtake agreements are designed to provide a stable and predictable revenue stream.

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

O&M Agreements and Asset Management Agreements (“AMAs”).    Our Utility Project Entities and certain other subsidiaries have entered into O&M agreements and AMAs with First Solar or SunPower affiliates, as applicable (except where such persons are otherwise subject to O&M agreements or AMAs with unaffiliated third parties). Under the terms of the O&M agreements and AMAs, such affiliates have agreed to provide a variety of operation, maintenance and asset management services, and certain performance warranties or availability guarantees, to our Utility Project Entities in exchange for fixed annual fees, which are subject to certain adjustments. For a detailed description of the terms of the O&M agreements and AMAs applicable to our projects, please read Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

Real Estate Rights.    Our Utility Project Entities and certain other subsidiaries have secured real property interests and access rights that we believe will allow our utility projects in our Portfolio to operate without material real estate claims until the expiration of the initial terms of applicable offtake agreements.

Our Utility Projects

Henrietta

The Henrietta Project Entity owns the 102 MW Henrietta Project. The Henrietta Project achieved commercial operation on October 1, 2016. Effective September 29, 2016, we indirectly control 100% of the class B membership interests in Parrey Holding Company, LLC (“Henrietta Holdings”), the indirect owner of 100% of the limited liability company membership interests of the Henrietta Project Entity. Such class B membership interests in Henrietta Holdings entitle us to a 49% economic interest and initially 1% of the tax allocations and the net income or loss of the Henrietta Project Entity. A subsidiary of Southern Company acts as the class A member of Henrietta Holdings. The class A member owns a 51% economic interest and initially 99% of the tax allocations and the net income or loss of the Henrietta Project Entity. After the Henrietta Project has been operational for approximately fifteen years, the allocation of tax-related items between the class A and class B members of Henrietta Holdings will shift to match the economic interests. An affiliate of the class A member has managerial responsibilities, subject to the class A members’ and the class B members’ approval rights with respect to certain decisions, including expenditures in excess of budgeted amounts, certain sales of assets, execution, termination or amendment of certain contracts and the incurrence of debt. The Henrietta Project is located on leased property pursuant to a ground lease and ancillary beneficial easements executed on August 7, 2015, which provide the Henrietta Project Entity with an initial 31 years of site control and the ability to extend the lease term up to two additional five-year terms.

Hooper Project

The Hooper Project owns a 50 MW photovoltaic solar generating project located on an approximately 320 acre site owned by the Hooper Project Entity in Alamosa County, Colorado. The Hooper Project commenced operations in December 2015. Effective April 1, 2016, we indirectly control 100% of the class B membership interests in SSCO III Holding Company, LLC (“Hooper Holdings”), the indirect owner of 100% of the limited liability company membership interests of the Hooper Project Entity. The class A membership interests in Hooper Holdings are held by an affiliate of Wells Fargo & Company, who is a tax motivated project equity investor, and the class C membership interests in Hooper Holdings are held by an affiliate of SunPower. Distributions of cash flows from the Hooper Project are subject to a waterfall. Until the date (the “Hooper Flip Point”), which is the later of the date that the class A member’s effective after-tax internal rate of return equals 7.0% per annum and December 29, 2020, the class A member, the class B member and the class C member are entitled to approximately 15.78%, 84.14% and 0.08%, respectively, of any distributions in excess of a monthly preferred distribution payable to the tax equity investor. The preferred distribution is currently estimated to be approximately $1,973,500 per year. After the Hooper Flip Point, the preferred distribution will terminate and the class A member, the class B member and the class C member will be entitled to approximately 5.48%, 94.425% and 0.095%, respectively, of all distributions. Notwithstanding the foregoing, the terms of the operating agreement of Hooper Holdings provide that, in the event that the class A member has not achieved an effective after-tax internal rate of return of at least 7.0% per annum as of the date that is eight years after the closing of the transaction contemplated by the purchase and sale agreement, the priority distribution plus 25% of net cash flow in excess thereof shall be distributed to the class A member until the class A member achieves such after-tax internal rate of return.

SunPower Capital Services, LLC, a wholly owned subsidiary of SunPower (“SunPower Capital”), is the managing member of Hooper Holdings, and holds the class C membership interests in Hooper Holdings. The class A member and the class B member are not involved in the day-to-day management of Hooper Holdings or the Hooper Project; however, the managing member of Hooper Holdings is required to obtain the other members’ consent for certain customary major decisions concerning the Hooper Holdings and the Hooper Project as set forth in the Hooper Holdings operating agreement. Such major decisions subject to the approval of the class A member and/or the class B member include, for example, incurring indebtedness other than permitted indebtedness, encumbering project assets other than permitted encumbrances, selling project assets other than permitted sales, terminating material project documents under certain conditions, certain changes in method of accounting, merging and consolidating the projects and other such major actions. The class B member has the right to remove the managing member for convenience, and, with the approval of the class A member, install a new managing member.

Kingbird Project

The Kingbird Project Entities own a solar energy project with an aggregate nameplate capacity of 40 MW, which is located on two adjoining sites in Kern County, California. We indirectly own 100% of the class B membership interests in Kingbird Solar, LLC (“Kingbird Holdings”), the direct owner of 100% of the limited liability company membership interests of the Kingbird Project Entities. The class A membership interests in Kingbird Holdings are held by an affiliate of State Street Bank, who is a tax motivated project equity investor. Distributions of cash flows from the Kingbird Project are subject to a waterfall. Until the date (the “Kingbird Flip Point”), which is the later of the date that the class A member’s effective after-tax internal rate of return equals 6.5% per annum and April 30, 2021, the class A member and the class B member are entitled to 30% and 70%, respectively, of any distributions. After the Kingbird Flip Point, the class A member and the class B member will be entitled to 6.42% and 93.58%, respectively, of all distributions. Notwithstanding the foregoing, the terms of the operating agreement of Kingbird Holdings provide that, in the event that the class A member has not achieved an effective after-tax internal rate of return of at least 6.5% per annum as of the date that is ten years after the closing of the transaction contemplated by the purchase and sale agreement, 40% of cash flow shall be distributed to the class A member until the earlier of the class A member achieving such after-tax internal rate of return or the eleventh anniversary. If the class A member did not achieve an effective after-tax internal rate of return of at least 6.5% per annum by the eleventh anniversary, 50% of cash flow shall be distributed to the class A member until the earlier of the class A member achieving such after-tax internal rate of return or the twelfth anniversary. If the class A member did not achieve an effective after-tax internal rate of return of at least 6.5% per annum by the twelfth anniversary, 100% of cash flows shall be distributed to the class A member until the class A member achieves such after-tax internal rate of return.

FSAM Kingbird Solar Holdings, LLC is also the managing member of Kingbird Holdings. The class A member is not involved in the day-to-day management of Kingbird Holdings or the Kingbird Project; however, the managing member of Kingbird Holdings is required to obtain the class A member’s consent for certain customary major decisions concerning the Kingbird Holdings and the Kingbird Project as set forth in the Kingbird Holdings operating agreement. Such major decisions subject to the approval of the class A member include, for example, incurring indebtedness other than permitted indebtedness, encumbering project assets other than permitted encumbrances, selling project assets other than permitted sales, terminating material project documents under certain conditions, certain changes in method of accounting, merging and consolidating the projects and other such major actions.

The Kingbird Project is situated on an approximately 324 acre site and consists of a leasehold interest governed by two lease agreements that runs for an initial term of 30 years from February 2, 2015, with an option to extend the lease term for up to two additional ten-year renewal periods at the discretion of the Kingbird Project Entities.

Lost Hills Blackwell

The Lost Hills Project Entity and the Blackwell Project Entity own the 20 MW Lost Hills Project and the 12 MW Blackwell Project, respectively, which are located on adjoining sites in Kern County, California. Commercial operation of the Lost Hills Blackwell Project occurred in April 2015. We indirectly own 100% of the class B membership interests in Lost Hills Blackwell Holdings, LLC (“Lost Hills Blackwell Holdings”), the indirect owner of 100% of the limited liability company membership interests of the Lost Hills Project Entity and the Blackwell Project Entity. Such class B membership interests entitle us to a 49% economic interest and currently 1% of the tax allocations and net income or loss of both the Lost Hills Project Entity and the Blackwell Project Entity. A subsidiary of Southern Company acts as the class A member. The class A member owns a 51% economic interest and currently 99% of the tax allocations and net income or loss of the Lost Hills Project Entity and the Blackwell Project Entity. After the Lost Hills Blackwell Project has been operational for approximately eleven years, the allocation of tax-related items between the class A and class B members of Lost Hills Blackwell Holdings is expected to shift to match the economic interests. An affiliate of Southern Company has managerial responsibilities for Lost Hills Blackwell Holdings and the project entities subject to the class A members’ and the class B members’ approval rights with respect to certain decisions, including expenditures in excess of budgeted amounts, certain sales of assets, execution, termination or amendment of certain contracts and the incurrence of debt. Each of the Lost Hills Project and the Blackwell Project consists of a leasehold interest governed by separate lease agreements, which include commonly leased areas for shared uses. The initial term of both leases commenced on July 17, 2014, and each lease runs for a term of 30 years with an option to renew for an additional 10 years at the discretion of the Lost Hills Project Entity and the Blackwell Project Entity.

Maryland Solar

The Maryland Solar Project Entity owns the 20 MW Maryland Solar Project. The Maryland Solar Project has been operational since February 2014. The Maryland Solar Project is subject to a lease between the Maryland Solar Project Entity and Maryland Solar Holdings, Inc., an affiliate of First Solar, that runs until December 31, 2019 (unless terminated earlier pursuant to its terms). The lease requires fixed rent payments and does not feature any purchase option exercisable by the lessee. The Maryland Solar Project consists of a leasehold interest governed by a single ground lease, which expires on December 31, 2032, with the option to renew for five additional years at the discretion of the Maryland Solar Project Entity and an additional right to renew for a subsequent term of another five years upon the mutual agreement of the Maryland Solar Project Entity and the land owner and approval by the Maryland Board of Public Works. Please read Part I, Item 1A. “Risk Factors—Risks Related to Our Project Agreements—We rely on a limited number of offtake counterparties and we are exposed to the risk that they are unwilling or unable to fulfill their contractual obligations to us or that they otherwise terminate their offtake agreements with us” and Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence—Maryland Solar Lease Agreement.”

North Star

The North Star Project Entity owns the 60 MW North Star Project, which achieved commercial operation in June 2015. We indirectly own 100% of the class B membership interests in NS Solar Holdings, LLC (“North Star Holdings”), the direct owner of 100% of the limited liability company membership interests of the North Star Project Entity. Such class B membership interests entitle us to a 49% economic interest and initially 1% of the tax allocations and the net income or loss of the North Star Project Entity. A subsidiary of Southern Company acts as the class A member. The class A member owns a 51% economic interest and initially 99% of the tax allocations and the net income or loss of the North Star Project Entity. After the North Star Project has been operational for approximately eleven years, the allocation of tax-related items between the class A and class B members of North Star Holdings will shift to match the economic interests. An affiliate of the class A member has managerial responsibilities, subject to the class A members’ and the class B members’ approval rights with respect to certain decisions, including expenditures in excess of budgeted amounts, certain sales of assets, execution, termination or amendment of certain contracts and the incurrence of debt. The North Star Project consists of a leasehold interest governed by a lease that runs for an initial term of 30 years from July 17, 2014 to July 16, 2044, with an option to renew the lease term for an additional 10 years at the discretion of the North Star Project Entity.

Quinto Project

The Quinto Project is comprised of a 108 MW solar generation facility located in Merced County, California, which commenced operations in November 2015. The Quinto Project is situated on an approximately 949-acre site leased by the Quinto Project Entity pursuant to a ground lease and ancillary beneficial easements, which provide the Quinto Project Entity with an initial 27 years of site control and the ability to extend the lease term for an additional seven years and ten months. We indirectly own 100% of the class B membership interests in SSCA XIII Holding Company, LLC (“Quinto Holdings”), the indirect owner of 100% of the limited liability company membership interests of the Quinto Project Entity. The class A membership interests in Quinto Holdings are held by affiliates of US Bancorp Community Development Corporation, who are tax motivated project equity investors, and the class C membership interests in Quinto Holdings are held by an affiliate of SunPower.  Distributions of cash flows from the Quinto Project are subject to a waterfall. Until October 27, 2020 (the “Quinto Flip Point”), and assuming a P50 production level, the class B member would be entitled to all cash flows after the payment, on a quarterly basis, of an annual preferred distribution of approximately $3,278,000. If the production from the Quinto Project exceeds a P50 production level, the class A member will be entitled to the preferred distribution and 4.95% of all distributions received from production in excess of the P50 production level until the Quinto Flip Point, at which point the preferred distribution will terminate and the class A member will be entitled to 5% of all distributions. In addition, the class C member is entitled to a distribution equal to 0.01% of the tax profit of Quinto Holdings in years when Quinto Holdings has a tax profit, and such distribution is allocated entirely from the distributions that would be otherwise payable to the class B member. In addition, upon reaching the Quinto Flip Point, the class B member has a right to purchase the class A members’ interests in the Quinto Project for an amount that is not less than its fair market value. Quinto Holdings and the Quinto Project are managed by SunPower Capital, which holds the class C membership interests in Quinto Holdings and was appointed by the members at the execution of the operating agreement of Quinto Holdings. The manager may be replaced in the class B member’s discretion at any time (such removal to be effective upon the appointment of a replacement manager). If the class B member removes the manager, the class B member’s selection of a replacement manager is subject to the reasonable consent of the class A members and certain credit and experience thresholds.

Solar Gen 2

The Solar Gen 2 Project Entity owns the 150 MW Solar Gen 2 Project, which achieved commercial operation in November 2014. We indirectly own 100% of the class B interests in SG2 Holdings, LLC (“SG2 Holdings”), the direct owner of 100% of the limited liability company membership interests in the Solar Gen 2 Project Entity. Such class B membership interests entitle us to a 49% economic interest and currently 1% of the tax allocations and net income or net loss of the Solar Gen 2 Project Entity. A subsidiary of Southern Company acts as the class A member. The class A member owns a 51% economic interest and currently 99% of the tax allocations and the net income or net loss of the Solar Gen 2 Project Entity. After the Solar Gen 2 Project has been operational for approximately eleven years, the allocation of tax-related items between the class A and class B member will shift to match the economic interests. An affiliate of the class A member has managerial responsibilities for SG2 Holdings and the Solar Gen 2 Project Entity, subject to the class A members’ approval and the class B members’ approval rights with respect to certain decisions, including expenditures in excess of budgeted amounts, certain sales of assets, execution, termination or amendment of certain contracts and the incurrence of debt.

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

The Solar Gen 2 Project consists of a leasehold interest governed by a ground lease that runs for an initial term of 30 years from August 29, 2013, with an option to renew the lease term for an additional 10 years at the discretion of the Solar Gen 2 Entity.

RPU Project

The RPU Project is comprised of an approximately 7 MW solar generation facility located in Riverside County, California, which commenced operations in September 2015. The RPU Project is situated on a portion of a 120-acre site licensed by the City of Riverside to the RPU Project Entity, which such license allows for the access, construction, maintenance and operation of the RPU Project.

Through SSCA XXXI Managing Member, LLC, we own 100% of the class B membership interests in SSCA XXXI Holding Company, LLC (“RPU Holdings”), the owner of 100% of the limited liability company membership interests of the RPU Project Entity.  The class A membership interests in RPU Holdings are held by affiliates of US Bancorp Community Development Corporation, who are tax motivated project equity investors, and the class C membership interests in RPU Holdings are held by an affiliate of SunPower.  Distributions of cash flows from the RPU Project are subject to a waterfall.  Until October 31, 2020 (the “RPU Flip Point”), and assuming a P50 production level, the class B member would be entitled to all cash flows after the payment, on a quarterly basis, of an annual preferred distribution of approximately $271,000.  If the production from the RPU Project exceeds a P50 production level, the class A member will be entitled to the preferred distribution and 4.95% of all distributions received from production in excess of the P50 production level until the RPU Flip Point, at which point the preferred distribution will terminate and the class A member will be entitled to 5% of all distributions. In addition, the class C member is entitled to a distribution equal to 0.01% of the tax profit of RPU Holdings in years when RPU Holdings has a tax profit, and such distribution is allocated entirely from the distributions that would be otherwise payable to the class B member. In addition, upon reaching the RPU Flip Point, the class B member has a right to purchase the class A members’ interests in the RPU Project for an amount that is not less than its fair market value.

RPU Holdings and the RPU Project are managed by SunPower Capital, which holds the class C membership interests in RPU Holdings and was appointed by the members at the execution of the operating agreement of RPU Holdings. The manager may be replaced in the class B member’s discretion at any time (such removal to be effective upon the appointment of a replacement manager). If the class B member removes the manager, the class B member’s selection of a replacement manager is subject to the reasonable consent of the class A members and certain credit and experience thresholds.

C&I Projects

Typical Project Agreements

Our C&I Project Entities have entered into agreements that are customary for C&I solar energy projects. These include agreements for energy sales, construction, equipment supply, O&M services, asset management services, and real estate rights. Our C&I Project Entities have also secured necessary and customary construction and operating permits.

Power Purchase Agreements.    Our C&I Project Entities have entered into offtake agreements under which each C&I Project Entity generally receives a fixed price over the term of the offtake agreement with respect to 100% of its output (except as otherwise set forth in the project descriptions below). Such offtake agreements are designed to provide a stable and predictable revenue stream.

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

Construction and Equipment Supply Agreements.    Our C&I Project Entities have entered into engineering, procurement and construction (“EPC”) agreements with a SunPower affiliate. In addition to setting forth the terms and conditions of construction or equipment delivery, as applicable, our C&I Project Entities receive a 25-year power and product warranty on the modules and a 2- to 10-year warranty on the system.

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

Our C&I Projects

Kern Project

Overview.    The Kern Project is a solar energy project consisting of systems attached to fixed-tilt carports located at 27 school sites in the Kern High School District located in Kern County, California, and having an aggregate nameplate capacity of up to 21 MW. The Kern Project Entity entered into site lease agreements with Kern High School District for each project site, which are coterminous with the 20-year power purchase agreements for the Kern Project and permit the Kern Project Entity to access, construct and operate the project.

Our acquisition of the Kern Project is being effectuated in four phases summarized below:

(i)

Phase 1(a): On January 26, 2016, we acquired 100% of the class B limited liability company interests of SunPower Commercial II Class B, LLC (the “Kern Class B Partnership”) from SunPower. Prior to January 26, 2016, the Kern Project Entity, an indirect subsidiary of the Kern Class B Partnership, acquired the assets included in Phase 1(a) (the “Kern Phase 1(a) Assets”) totaling 3 MW.

(ii)	Phase 1(b): On September 9, 2016, the Kern Project Entity acquired the assets included in Kern Phase 1(b) (the “Kern Phase 1(b) Assets”) totaling 5 MW from SunPower.
(iii)	Phase 2(a): On November 30, 2016, the Kern Project Entity acquired the assets included in Kern Phase 2(a) (the “Kern Phase 2(a) Assets”) totaling 5 MW from SunPower.
(iv)	Phase 2(b): At a future closing date, the Kern Project Entity will acquire the Kern Phase 2(b) assets totaling up to 8 MW from SunPower.

The Kern Class B Partnership owns 100% of the class B membership interests in SunPower Commercial Holding Company II, LLC (“Kern Holdings”), the direct owner of 100% of the limited liability company membership interests of the Kern Project Entity. The class A membership interests in Kern Holdings are held by an affiliate of Wells Fargo & Company, who is a tax motivated project equity investor, and the class C membership interests in Kern Holdings are held by an affiliate of SunPower. Distributions of cash flows from the Kern Phase 1(a) Assets, Kern Phase 1(b) Assets and Kern Phase 2(a) Assets are subject to a waterfall. Until the date (the “Kern Flip Point”) which is the later of the date that the class A member’s effective after-tax internal rate of return equals 7.62% per annum and the fifth anniversary of the date the last project owned by Kern Holdings is placed in service for U.S. federal income tax purposes], the class A member, the class B member and the class C member are entitled to approximately 5.381%, 94.524% and 0.095%, respectively, of any distributions in excess of a monthly preferred distribution payable to the tax equity investor. The preferred distribution associated with the Kern Project is currently estimated to be $535,000 per year. After the Kern Flip Point, the preferred distribution will terminate and the class A member, the class B member and the class C member will be entitled to approximately 5.38%, 94.53% and 0.09%, respectively, of all distributions. Notwithstanding the foregoing, the terms of the operating agreement of Kern Holdings provide that, in the event that the class A member has not achieved an effective after-tax internal rate of return of at least 7.62% per annum as of July 22, 2024, the priority distribution plus 25% of net cash flow in excess thereof shall be distributed to the class A member until the class A member achieves such after-tax internal rate of return.

SunPower Capital is the managing member of Kern Holdings, and holds the class C membership interests in Kern Holdings. The class A member and the class B member are not involved in the day-to-day management of Kern Holdings or the Kern Project; however, the managing member of Kern Holdings is required to obtain the other members’ consent for certain customary major decisions concerning the Kern Holdings and the Kern Project as set forth in the Kern Holdings operating agreement. Such major decisions subject to the approval of the class A member and/or the class B member include, for example, incurring indebtedness other than permitted indebtedness, encumbering project assets other than permitted encumbrances, selling project assets other than permitted sales, terminating material project documents under certain conditions, certain changes in method of accounting, merging and consolidating the projects and other such major actions. The class B member has the right to remove the managing member for convenience, and, with the approval of the class A member, install a new managing member.

Macy’s California Project

Overview.    The Macy’s California Project is comprised of seven solar generation facilities with a total of approximately 3 MW located in Sacramento, Santa Clara, Santa Cruz, Alameda, and San Francisco counties in California. The Macy’s California Project commenced operations in October 2015. The Macy’s California Project is comprised of seven sites located on rooftops of six stores and one distribution center of Macy’s Corporate Services, Inc. (“Macy’s”), all of which are owned by an affiliate of Macy’s and leased to the Macy’s California Project Entities. The Macy’s California Project Entities have entered into site lease agreements with Macy’s for each project rooftop site, which are coterminous with the 20-year power purchase agreements for the Macy’s California Project and permit the Macy’s California Project Entities to access, construct and operate the project. Please read Part I, Item 1A. “Risk Factors—Risks Related to Our Project Agreements—We rely on a limited number of offtake counterparties and we are exposed to the risk that they are unwilling or unable to fulfill their contractual obligations to us or that they otherwise terminate their offtake agreements with us.”

We indirectly own 100% of the class B membership interests in SunPower Commercial Holding Company I, LLC (“C&I Holdings”), the owner of 100% of the limited liability company membership interests of the Macy’s California Project Entities.  The class A membership interests in C&I Holdings are held by an affiliate of Wells Fargo & Company, who is a tax motivated project equity investor, and the class C membership interests in C&I Holdings are held by an affiliate of SunPower.  Distributions of cash flows from the Macy’s California Project are subject to a waterfall. Until the date (the “C&I Flip Point”) which is the later of the date that the class A member’s effective after-tax internal rate of return equals 7.5% per annum and October 31, 2020, the class A member, the class B member and the class C member are entitled to approximately 2.85%, 96.18% and 0.97%, respectively, of any distributions in excess of a monthly preferred distribution payable to the tax equity investor. The preferred distribution is currently estimated to be $375,000 a year. After the C&I Flip Point, the preferred distribution will terminate and the class A member, the class B member and the class C member will be entitled to approximately 10.55%, 88.55% and 0.90%, respectively, of all distributions. Notwithstanding the foregoing, the terms of the operating agreement of C&I Holdings provide that, in the event that the class A member has not achieved an effective after-tax internal rate of return of at least 7.5% per annum as of June 8, 2023, the priority distribution plus 25% of net cash flow in excess thereof shall be distributed to the class A member until the class A member achieves such after-tax internal rate of return.

SunPower Capital is the managing member of C&I Holdings, and holds the class C membership interests in C&I Holdings. The class A member and the class B member are not involved in the day-to-day management of C&I Holdings or the Macy’s California Project; however, the managing member of C&I Holdings is required to obtain the other members’ consent for certain customary major decisions concerning the C&I Holdings and the Macy’s California Project as set forth in the C&I Holdings operating agreement. Such major decisions subject to the approval of the class A member and/or the class B member include, for example, incurring indebtedness other than permitted indebtedness, encumbering project assets other than permitted encumbrances, selling project assets other than permitted sales, terminating material project documents under certain conditions, certain changes in method of accounting, merging and consolidating the projects and other such major actions. The class B member has the right to remove the managing member for convenience, and, with the approval of the class A member, install a new managing member.

Macy’s Maryland Project

The Macy’s Maryland Project is comprised of a 5 MW roof-mounted solar photovoltaic project installed at seven Macy’s department stores located in Maryland, which commenced operations in December 2016. The Macy’s Maryland Project Entity has entered into site lease agreements with Macy’s for each project rooftop site, which are coterminous with the 20-year power purchase agreements for the Macy’s Maryland Project and permit the Macy’s Maryland Project Entities to access, construct and operate the project. Please read Part I, Item 1A. “Risk Factors—Risks Related to Our Project Agreements—We rely on a limited number of offtake counterparties and we are exposed to the risk that they are unwilling or unable to fulfill their contractual obligations to us or that they otherwise terminate their offtake agreements with us.”

Effective July 1, 2016, we indirectly control 100% of the class B membership interests in SunPower Commercial Holding Company III, LLC (“Macy’s Maryland Holdings”), the direct owner of 100% of the limited liability company membership interests of the Macy’s Maryland Project Entity. The class A membership interests in Macy’s Maryland Holdings are held by an affiliate of the PNC Financial Services Group, Inc., who is a tax motivated project equity investor, and the class C membership interests in Macy’s Maryland Holdings are held by an affiliate of SunPower. Distributions of cash flows from the Macy’s Maryland Project are subject to a waterfall. Until the date (the “Macy’s Maryland Flip Point”) which is the later of the date that the class A member’s effective after-tax internal rate of return equals 7.5% per annum and December 31, 2021, or December 31, 2022 if earlier, the class A member, the class B member and the class C member are entitled to approximately 12.0%, 87.9% and 0.1%, respectively, of all distributions. After the Macy’s Maryland Flip Point, the class A member, the class B member and the class C member will be entitled to approximately 9.0%, 90.9% and 0.1%, respectively, of all distributions through June 30, 2030, and 23.0%, 76.9% and 0.1%, respectively, of all distributions after June 30, 2030. Notwithstanding the foregoing, the terms of the operating agreement of Macy’s Maryland Holdings provide that, in the event that the class A member has not achieved an effective after-tax internal rate of return of at least 7.5% per annum as of December 31, 2022, 36.5% of cash flow shall be distributed to the class A member until the class A member achieves such after-tax internal rate of return.

SunPower Capital is the managing member of Macy’s Maryland Holdings, and holds the class C membership interests in Macy’s Maryland Holdings.  The class A member and the class B member are not involved in the day-to-day management of Macy’s Maryland Holdings or the Macy’s Maryland Project; however, the managing member of Macy’s Maryland Holdings is required to obtain the other members’ consent for certain customary major decisions concerning the Macy’s Maryland Holdings and the Macy’s Maryland Project as set forth in the Macy’s Maryland Holdings operating agreement. Such major decisions subject to the approval of the class A member and/or the class B member include, for example, incurring indebtedness other than permitted indebtedness, encumbering project assets other than permitted encumbrances, selling project assets other than permitted sales, terminating material project documents under certain conditions, certain changes in method of accounting, merging and consolidating the projects and other such major actions. The class B member has the right to remove the managing member for convenience, and, with the approval of the class A member, install a new managing member.

Green attributes retained by the Macy’s Maryland Project Entity pursuant to the 20-year power purchase agreement for the Macy’s Maryland Project are sold to Noble Americas Gas & Power Corporation through December 31, 2020 at a stated contract price, which remains fixed throughout the term, pursuant to a five-year purchase agreement.

UC Davis Project

The UC Davis Project is comprised of a 13 MW solar generation facility located in Solano County, California, which commenced operations in September 2015. The UC Davis Project is situated on a 62-acre site leased by the Regents of the University of California (the “University”) pursuant to a ground lease agreement that is coterminous with the 20-year power purchase agreement for the UC Davis Project. C&I Holdings is the owner of 100% of the limited liability company membership interests of the UC Davis Project Entity.  As such, distributions of cash flows and management of the UC Davis Project are the same that those of the Macy’s California Project, which are set forth above.

Residential Portfolio

Overview.    Our Residential Portfolio is comprised of residential solar energy systems with an aggregate of 39 MW of capacity and an average solar energy system capacity of approximately 7.95 kW. Our Residential Portfolio is comprised of approximately 5,900 solar installations located in Arizona, California, Colorado, Hawaii, Massachusetts, New Jersey, New York, Pennsylvania and Vermont. We own 100% of the membership interest in the Residential Portfolio Project Entity that owns these residential solar systems. These residential solar energy systems are leased to our customers under long-term lease agreements.

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

Operations & Maintenance.    SunPower Corporation, Systems, a wholly owned subsidiary of SunPower (“SunPower Systems”) maintains the Residential Portfolio, including performing system monitoring and preventative and corrective maintenance. The O&M term is concurrent with each customer lease in the Residential Portfolio.

Our Sponsors

First Solar (NASDAQ: FSLR) is a leading global provider of comprehensive photovoltaic solar systems, which use its advanced module and system technology. First Solar develops, finances, engineers, constructs and operates solar power generation assets, with over 13.5 gigawatts (“GW”) sold worldwide. First Solar’s integrated power plant solutions deliver an economically attractive alternative to fossil-fuel electricity generation. From raw material sourcing through end-of-life module recycling, First Solar renewable energy systems protect and enhance the environment. As of September 30, 2016, First Solar had total assets of $8.1 billion.

SunPower (NASDAQ: SPWR) designs, manufactures and delivers the highest efficiency, highest reliability solar panels and systems available today. Residential, business, government and utility customers rely on the company’s 30 years of experience. Headquartered in San Jose, California, SunPower has offices in North and South America, Europe, Australia, Africa and Asia. As of October 2, 2016, SunPower had total assets of $5.1 billion. SunPower is majority owned by Total S.A., the fifth largest publicly-listed energy company in the world.

Seasonality

The amount of electricity our solar energy systems produce is dependent in part on the amount of sunlight, or irradiation, where the assets are located. Because shorter daylight hours in winter months results in less irradiation, the generation of particular assets will vary depending on the season.

Our power generation is expected to be at its lowest during the winter season of each year. Similarly, our first quarter revenue generation is expected to be lower than other quarters. We reserve a portion of our cash available for distribution and maintain a revolving credit facility in order to, among other things, facilitate the payment of distributions to our Class A shareholders. As a result, we do not expect seasonality to have a material effect on the amount of our quarterly distributions.

Competition

We operate in a capital-intensive industry that is currently highly fragmented and diverse, with numerous industry participants. We compete on the basis of contract price and terms, as well as the location of our projects. There is a wide variation in terms of the capabilities, resources, scale and scope of the companies with which we compete. We have numerous competitors with a varied mix of characteristics including our Sponsors and growth vehicles similar to us that seek to acquire energy projects from our Sponsors or third parties, as well as other renewable and conventional power generation companies. In addition, competitive conditions may be substantially affected by energy legislation and regulation considered from time to time by federal, state and local legislatures and administrative agencies. Such laws and regulations may substantially increase the costs of acquiring, constructing and operating solar energy projects, and some of our competitors may be better able to adapt to and operate under such laws and regulations.

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

Clean Water Act.    Our projects may be covered under federal Clean Water Act regulations to prevent or contain expected discharges of pollutants or dredged and fill materials into state waters as well as waters of the United States, including adjacent wetlands. On June 29, 2015, the U.S. Environmental Protection Agency (the “EPA”) published a final rule that made changes to the EPA’s definition of “waters of the United States.” Various states have filed lawsuits challenging the rule and, in October 2015, the

U.S. Court of Appeals for the Sixth Circuit issued an order that temporarily stays implementation of the rule nationwide pending the outcome of the various legal challenges. We are currently assessing the potential impact of the EPA’s final rule on our operations, as any expansion to Clean Water Act jurisdiction could impose additional obligations on our operations.

BLM Right-of-Way Grants.    Some of our projects are located, or partially located, and projects that we acquire in the future may be located, on lands administered by the U.S. Bureau of Land Management (the “BLM”). Therefore, we may be required to obtain and maintain BLM right-of-way grants for access to, or operations on, such lands. Obtaining and maintaining a grant requires that the project conduct environmental reviews (discussed below) and implement a plan of development and demonstrate compliance with the plan to protect the environment, including potentially expensive measures to protect biological, archeological and cultural resources encountered on the grant.

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

Clean Air Act/Climate Change.    In the past few years, the EPA has taken various actions to regulate greenhouse gas emissions under the Clean Air Act. For example, on August 3, 2015, the EPA finalized its Clean Power Plan, which establishes standards to limit carbon dioxide emissions from existing power generation facilities by 30% from 2005 levels by 2030. On February 9, 2016, the Supreme Court stayed implementation of the Clean Power Plan until the United States Court of Appeals for the District of Columbia Circuit ruled in the lawsuit brought against the plan. The case remains pending before the D.C. Circuit court.  If, in implementing the Clean Power Plan or any new or revised regulatory program aimed at reducing greenhouse gas emissions from the power sector, federal, state or local governments repealed or altered the incentives currently provided for renewable energy generation, it could adversely affect the attractiveness of renewable energy investments and therefore adversely impact, perhaps materially, our business, growth strategy, financial condition, results of operations and cash flows; however, to the extent that renewable energy is competing with higher greenhouse gas emitting energy sources, renewable energy would become more desirable.

Hazardous Waste.    We own and lease real property and may be subject to requirements regarding the management, disposal and remediation of prior contamination associated with the release of petroleum products and/or toxic or hazardous substances. These regulations include the federal Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws. If our owned or leased properties are contaminated, whether during or prior to our ownership or operation, we could be responsible for the costs of investigation and cleanup and for any related liabilities, including claims for damage to property, persons or natural resources. That responsibility may arise even if we were not at fault and did not cause or were not aware of the contamination. In addition, waste we generate is at times sent to third party disposal facilities. If those facilities become contaminated, we and any other persons who arranged for the disposal or treatment of hazardous substances at those sites may be jointly and severally responsible for the costs of investigation and remediation, as well as for any claims for damage to third parties, their property or natural resources. We may incur significant costs in the future if we become responsible for the investigation or remediation of hazardous substances at our owned or leased properties or at third party disposal facilities.

Local Regulations.    Our operations are subject to local environmental and land use requirements, including county and municipal land use, zoning, building, water use, and transportation requirements. Permitting at the local municipal or county level often consists of obtaining a special use or conditional use permit under a land use ordinance or code, or, in some cases, rezoning in connection with the solar energy project. Obtaining or maintaining a permit often requires us to demonstrate that the solar energy project will conform to development standards specified under the ordinance so that the solar energy project is compatible with existing land uses and protects natural and human environments. Local or state regulatory agencies may require modeling, testing, and, where applicable, ongoing mitigation of radar and other microwave interference in connection with the permitting and approval process. Local or state agencies also may require decommissioning plans and the establishment of financial assurance mechanisms for carrying out the decommissioning plan.

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

Government Incentives

U.S. federal, state and local governments have supported incentives to enhance industry growth and development of cost-competitive, self-sustaining renewable energy generation. These include tax incentives, regulatory programs, and net metering policies. Federal tax incentives have historically been financed through tax equity transactions in which owners of renewable energy facilities utilize tax credits through partnerships with third-party investors.

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

•

Bonus Depreciation:    Under the “Protecting Americans From Tax Hikes Act of 2015,” which was signed into law December 18, 2015, owners of eligible solar equipment can claim bonus depreciation for qualified property acquired and placed in service during 2015 through 2019. The bonus depreciation percentage is 50% of the tax depreciable basis for property placed in service during 2015, 2016 and 2017 and phases down, with 40% in 2018, and 30% in 2019.

Key state and local programs and incentives include:

•

State Renewable Portfolio Standards:    Renewable Portfolio Standards (“RPS”) programs are state regulatory programs created by state legislatures to support growth in renewable energy by mandating that electric power providers produce or purchase certain levels of power from renewable sources. 29 states and the District of Columbia currently have an RPS program in place and nine other states have non-binding goals supporting renewable energy. Most states with mandatory RPS programs typically set a target between 10% and 30% of total energy capacity by a specific date, while other states set a MW target to achieve their RPS goals. RPS programs are expected to continue serving as drivers of U.S. renewable energy growth.

•

Net Metering:    Net metering is a policy adopted by various states and utilities that provides customers who own grid-connected distributed generation solar (“DG Solar”) assets with the ability to pay the utility only for electricity net of electricity generated by the customer’s solar system. Typically, customers receive a credit for any excess production on their regular utility bills.

•

Renewable Energy Certificates:    Renewable energy certificates (“RECs”) supplement RPS programs by allowing electric power providers to purchase levels of renewable energy generation that can be used to fulfill state mandates relating to renewable energy. RECs are purchased and traded separately from the underlying electricity generation in states that have authorized them.

Employees

We do not employ any of the individuals who manage our operations. The personnel that carry out these activities are typically employees of our Sponsors or their affiliates, and their services are provided to us or for our benefit under the MSAs, AMAs and O&M agreements of OpCo’s subsidiaries, except to the extent a project is operated, maintained or managed pursuant to an agreement with an unaffiliated third party (as in the case, for example, of the O&M agreement for the Maryland Solar Project). For a discussion of the individuals from our Sponsors’ management team that are involved in our business, please read Part III, Item 10. “Directors, Executive Officers and Corporate Governance—Management.”

Available Information

We maintain a website at http://www.8point3energypartners.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the U.S. Securities and Exchange Commission (the “SEC”). We also post our beneficial ownership reports filed by officers, directors, and principal security holders under Section 16(a) of the Exchange Act, our corporate governance principles and guidelines, the charters of our audit committee, conflicts committee and project operations committee, and our code of business conduct and ethics on our website. In addition, we use our website as one means of disclosing material non-public information and for complying with our disclosure obligations under the SEC’s Regulation FD. Such disclosures will typically be included within the Investors section of our website (http://ir.8point3energypartners.com). Accordingly, investors should monitor such portions of our website in addition to following our press releases, SEC filings, and public conference calls and webcasts.  The information contained in or connected to our website is not incorporated by reference into this report.

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

The amount of cash that OpCo can distribute to its unitholders, including us, each quarter principally depends upon the amount of cash its subsidiaries generate from their operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of revenue generated from the projects in which OpCo’s subsidiaries have an interest;
•	the level of OpCo’s and its subsidiaries’ O&M and selling, general and administrative services (“SG&A”) costs;
•	the level of interest and principal amortization payments on any project-level indebtedness incurred by OpCo’s subsidiaries;
•	the ability of OpCo to acquire additional projects;
•	if OpCo acquires a project prior to its COD, timely completion of the project and the achievement of COD at expected capacity of the project; and
•

except to the extent covered by a Sponsor pursuant to the Omnibus Agreement, indemnification obligations or diversions to tax equity investors of distributable cash from a project in order to compensate for breaches of representations, warranties or covenants; changes in allocation of ITCs, tax basis, fair market value or other tax-related matters; or delays in a distribution flip date beyond a specified date caused by a reduction of the corporate tax rate.

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

The majority of projects in our Portfolio are relatively new. As of November 30, 2016, we owned interests in nine utility-scale solar energy projects, all of which became operational between 2014 and 2016. As of November 30, 2016, we owned interests in four C&I solar energy projects, two of which became operational in 2015 and two of which were in late-stage construction. In addition, approximately 85% of our Residential Portfolio attained COD within the last three years and all of our Residential Portfolio attained COD within the last five years. We expect that many of the projects that we may acquire, including the First Solar ROFO Projects and SunPower ROFO Projects, will either not have commenced operations, have recently commenced operations or otherwise have a limited operating history at the time of acquisition. As a result, our assumptions and estimates regarding the performance of these projects are and will be made without the benefit of a meaningful operating history, which may impair our ability to accurately estimate our results of operations, financial condition and liquidity. The ability of our projects to perform as we expect will also be subject to risks inherent in newly constructed solar energy projects, including equipment and system performance below our expectations or equipment and system failures and outages. The failure of some or all of our projects to perform according to our expectations could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our Class A shareholders.

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

•	increases in the cost of operating the projects, including costs relating to labor, equipment, insurance, permit compliance and taxes;
•	operator, contractor or equipment provider error or failure to perform;
•	serial design or manufacturing defects, which may not be covered by warranty or insurance;
•	certain unremediated events under project contracts that may give rise to a termination right of the contract counterparty;
•	failure to comply with permits and the inability to renew or replace permits that have expired or terminated;
•	the inability to operate within limitations that may be imposed by current or future governmental permits or project contracts;
•	replacements for failed equipment, which may need to meet new interconnection standards or require system impact studies and compliance that may be difficult or expensive to achieve;

•	land use, environmental or other regulatory requirements;
•	disputes with owners of land on which our projects are located or adjacent landowners;
•	changes in law, including changes in governmental permit requirements;
•	terrorist attacks, cyber-attacks, theft, vandalism and other intentionally harmful acts;
•	government or utility exercise of eminent domain power or similar events; and
•	existence of superior interests, liens, encumbrances and other imperfections in title affecting ownership and use of real estate interests.

Any of the risks described above could significantly decrease or eliminate the revenues of a project, significantly increase its operating costs, cause OpCo or its subsidiaries to default under OpCo’s credit facility or other financing agreements or give rise to damages or penalties owed by us to a contractual counterparty, a governmental authority or other third parties or cause defaults under related contracts or permits. Any of these events could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our Class A shareholders.

We depend on certain projects for a substantial portion of our anticipated cash flows.

We depend on certain projects for a substantial portion of our anticipated cash flows. We may not be able to successfully execute our acquisition strategy in order to further diversify our sources of cash flow and reduce our portfolio concentration. Consequently, the impairment or loss of any one or more of our large utility-scale projects, such as the Henrietta Project, the Quinto Project, the Solar Gen 2 Project or the Stateline Project, would materially and disproportionately reduce our total energy generation and cash flows and, as a result, have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our Class A shareholders.

Our business is concentrated in certain markets, putting us at risk of region specific disruptions.

Of the 942 MW in our Portfolio as of January 23, 2017, approximately 850 MW is located in California, including approximately 92% of the MW of our utility projects and 70% of the MW of our DG Solar projects, and we expect much of our near-term future growth to occur in California, further concentrating our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets where we become similarly concentrated. Any of these conditions could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our Class A shareholders. In addition, all our assets are located in the United States, which makes us particularly susceptible to adverse changes in U.S. tax and environmental laws. Please read “—Risks Related to Our Acquisition Strategy and Future Growth—Government regulations providing incentives and subsidies for solar energy could change at any time, including as a result of the 2016 presidential election, and such changes may negatively impact our growth strategy” and “—Risks Related to Taxation—Our future tax liability may be greater than expected if we do not generate NOLs sufficient to offset taxable income or if tax authorities challenge certain of our tax positions.”

We are exposed to the credit risk of our Sponsors, and any deterioration of our Sponsors’ creditworthiness could adversely affect our business, our credit ratings and our overall risk profile.

We are subject to the credit risk of our Sponsors, and any downgrades or any material deterioration of our Sponsors’ creditworthiness could have significant negative consequences to our business or financial condition. For example:

•

either or both of our Sponsors may be unable or unwilling to develop the ROFO Projects or additional solar energy projects due to increased borrowing costs or an inability to raise capital, which could limit our ability to pursue acquisitions from them;

•

as a result of our relationship with our Sponsors, investors may lose confidence in our financial condition and our ability to make distributions to our Class A shareholders, and the trading price of our Class A shares may decline;

•	either or both of our Sponsors may be unable or unwilling to fulfill their indemnity, reimbursement and other payment obligations under the Omnibus Agreement; and
•

either or both of our Sponsors may be unable or unwilling to perform the services for which we have contracted with them under various O&M agreements, AMAs, warranties, guarantees and EPC agreements, and we may be unable to secure adequate replacement arrangements.

In the event that either or both of our Sponsors file for bankruptcy, cease operations or otherwise become unable or unwilling to fulfill their contractual obligations, including as described in the third and fourth subbullets above, we may not be adequately protected by such make-whole, indemnification and other such arrangements.

In addition, the credit and business risk profiles of our general partner and our Sponsors may be considered in credit evaluations of us because our general partner, which is owned by our Sponsors, controls our business activities, including our and OpCo’s cash distribution policy and growth strategy. Any adverse change in the financial condition of First Solar or SunPower, including the degree of its financial leverage and its dependence on cash flows from us to service its indebtedness, may adversely affect our credit ratings and risk profile. If we were to seek a credit rating, our credit rating may be adversely affected by the leverage of our general partner, First Solar or SunPower, as credit rating agencies such as Standard & Poor’s Ratings Services, Moody’s Investors Service and Fitch Ratings, Inc. may consider the leverage and credit profile of First Solar or SunPower because of their ownership interests in and control of us. Any adverse effect on our credit rating would increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our Class A shareholders.

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

A subsidiary of Southern Company controls certain of the entities that own our largest projects, and we may acquire projects in the future that neither we nor our Sponsors control.

A subsidiary of Southern Company owns a 51% economic interest in, and we own a 49% economic interest in, each of the Henrietta Project Entity, the Lost Hills Blackwell Project Entity, the North Star Project Entity and the Solar Gen 2 Project Entity. In addition, on December 1, 2016 we acquired the Stateline Project and a subsidiary of Southern Company owns a 66% economic interest in, and we own a 34% economic interest in, the Stateline Project Entity. Collectively, these five project entities in which we own minority interests constitute over 68% of the MW of the projects in our portfolio of solar assets as of January 23, 2017.

We do not control the governing boards of these project entities and, as the minority interest holder, we have limited approval rights with respect to such project entities. As a result, we have limited influence over these project entities and limited flexibility to control the operation of or cash distributions received from these entities. Specifically,

•

we may have limited ability to control decisions with respect to the operations of these entities and their subsidiaries, including decisions with respect to incurrence of expenses and distributions to us and to project contract compliance and enforcement of counterparty obligations under such project contracts;

•	these entities may establish reserves for working capital, capital projects, environmental matters and legal proceedings which would otherwise reduce cash available for distribution to us;
•	these entities may incur additional indebtedness, and principal and interest made on such indebtedness may reduce cash otherwise available for distribution to us;
•	the terms of indebtedness of these entities may limit their ability to distribute cash to us; and
•

these entities may require us to make additional capital contributions to fund working capital and capital expenditures, our funding of which could reduce the amount of cash otherwise available for distribution.

In addition to the other risks inherent in these projects, we are subject to the credit risk of Southern Company. If Southern Company were to fail to perform its obligations adequately, it could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our Class A shareholders.

In the case of the Henrietta Project Entity, the Lost Hills Blackwell Project Entity, the North Star Project Entity, the Solar Gen 2 Project Entity and the Stateline Project Entity, cash distributions are made on a quarterly basis to the extent cash is available after payment of third-party expenses, member loans, indemnification obligations and reserves. Reserves are based on the amount of reserves in the annual approved budget, permitted agreements approved after the approval of the annual budget, reserves required by any indebtedness of the entity and working capital reserves not to exceed the amount of permitted budget variances. Subject to certain exceptions, the cash distribution amount is allocated (i) 51% to a subsidiary of Southern Company and 49% to OpCo with respect to the Henrietta Project Entity, the Lost Hills Blackwell Project Entity, the North Star Project Entity and the Solar Gen 2 Project Entity and (ii) 66% to a subsidiary of Southern Company and 34% to OpCo with respect to the Stateline Project Entity.

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

We currently maintain general liability insurance coverage for ourselves and our affiliates, which covers legal and contractual liabilities arising out of bodily injury, personal injury or property damage, including resulting loss of use, to third parties. Where we maintain majority ownership in a solar energy project, we also maintain coverage for ourselves and our affiliates for physical damage to assets and resulting business interruption. However, such policies do not cover all potential losses and coverage is not always available in the insurance market on commercially reasonable terms. In addition, the insurance proceeds received for any loss of, or any damage to, any of our assets may be immediately claimed by lenders under our financing arrangements or otherwise may not be sufficient to restore the loss or damage without a negative impact on our results of operations and our ability to make cash distributions to our Class A shareholders. To the extent we experience covered losses under our insurance policies, the limit of our coverage for potential losses may be decreased. Furthermore, the losses that are insured through commercial insurance are subject to the credit risk of those insurance companies. While we believe our commercial insurance providers are currently creditworthy, we cannot assure you that such insurance companies will remain so in the future.

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

We do not own any of the land on which the projects in our Portfolio are located and they generally are, and our future projects may be, located on land occupied under long-term easements, leases, licenses and rights of way. The fee ownership interests in the land subject to these easements, leases, licenses and rights of way may be subject to mortgages securing loans or other liens and other easements, lease rights, licenses and rights of way of third parties that were created prior to, or which are otherwise superior to, our projects’ easements, leases and rights of way. As a result, some of our projects’ rights under such easements, leases, licenses or rights of way may be subject to the rights of these third parties. While we generally perform title searches and obtain title insurance (except for the Kern Project, the Macy’s California Project and the Macy’s Maryland Project or where title insurance is commercially unobtainable), record our interests in the real property records of the projects’ localities and enter into non-disturbance agreements (when appropriate) to protect ourselves against such risks, such measures may be inadequate to protect against all risk that our rights to use the land on which our projects are or will be located and our projects’ rights to such easements, leases, licenses and rights of way could be lost, interrupted or curtailed. Any such loss, interruption or curtailment of our rights to use the land on which our projects are or will be located could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our Class A shareholders.

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

Information technology system failures, or network disruptions and security breaches, including cybersecurity breaches, could damage our business operations, financial conditions, or reputation.

The secure maintenance of information and information technology systems is critical to our business operations. We may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or similar events or disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. System failures and disruptions could impede transactions processing and financial reporting.

In addition, our infrastructure may be increasingly vulnerable to attacks by hackers or terrorists as a result of the rise in the sophistication and volume of cyberattacks. Any such cyberattack or breach could: (i) compromise our projects thereby adversely affecting generation and transmission to the grid; (ii) adversely affect our business operations; (iii) corrupt data; or (iv) result in unauthorized access to the information stored on our networks, including, company proprietary information and employee data causing the information to be publicly disclosed, lost or stolen or result in incidents that could result in harmful effects on the environment and human health, including loss of life. Any such attack, breach, access, disclosure or other loss of information could result in lost revenue, the inability to conduct critical business functions, legal claims or proceedings, regulatory penalties, increased regulation, increased protection costs for enhanced cyber security systems or personnel, damage to our reputation and the rendering of our disclosure controls and procedures ineffective, all of which could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our Class A shareholders.

Risks Related to Our Financial Activities

Our level of indebtedness or restrictions in OpCo’s credit facility, or any future indebtedness of OpCo’s subsidiaries, could adversely affect our business, financial condition, results of operations and ability to make cash distributions to our Class A shareholders.

On June 5, 2015, OpCo entered into a $525.0 million senior secured credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility and a $200.0 million revolving credit facility. On September 30, 2016, OpCo exercised an accordion feature under OpCo’s credit facility and obtained a new $250.0 million incremental term loan facility, increasing the maximum borrowing capacity under the credit facility to $775.0 million. As of January 23, 2017, we had outstanding borrowings of $300.0 million under the term loan facility, $250.0 million under the incremental term loan facility, $25.0 million under the delayed draw term loan facility and $83.0 million under the revolving credit facility, as well as approximately $54.9 million of letters of credit outstanding under the revolving credit facility. The remaining portion of the revolving credit facility, or approximately $62.1 million, was undrawn as of January 23, 2017. In the future, we may significantly increase our debt to fund our operations or future acquisitions. We may also enter into project-level financing arrangements for our existing projects or in connection with future acquisitions.

OpCo’s credit facility matures in June 2020. We do not have available cash or short-term liquid investments sufficient to repay all of this medium-term debt and we have not obtained commitments for refinancing this debt. Therefore, we may not be able to extend the maturity of this debt or to otherwise successfully refinance current maturities if the corporate finance markets deteriorate substantially. Refinancing such indebtedness may force us to accept then-prevailing market terms that are less favorable than our existing debt, which could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our Class A shareholders. In addition, in the future, we may significantly increase our debt to fund our operations or future acquisitions. We may also enter into project-level financing arrangements for our existing projects or in connection with future acquisitions.

OpCo’s credit facility contains various covenants and restrictive provisions that limit OpCo’s ability to, among other things:

•	incur or guarantee additional debt;
•	make distributions on or redeem or repurchase OpCo common units;
•	make certain investments and acquisitions;
•	incur certain liens or permit them to exist;
•	enter into certain types of transactions with affiliates;
•	merge or consolidate with another company; and
•	transfer, sell or otherwise dispose of projects.

Any future project-level financing arrangements may contain similar covenants and restrictive provisions.

In addition, OpCo’s debt and any future project level debt could have important negative consequences on our financial condition, including:

•

restricting the ability of OpCo’s subsidiaries to make certain distributions to OpCo, OpCo’s ability to make certain distributions to us and our ability to make certain distributions with respect to our Class A shares in light of restricted payment and other financial covenants in OpCo’s credit facility;

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

OpCo’s credit facility also contains covenants requiring OpCo to maintain certain financial ratios, including as a condition to making cash distributions to us and its other unitholders. OpCo’s ability to meet those financial ratios and tests can be affected by events beyond our control, and it may be unable to meet those ratios and tests and therefore may be unable to make cash distributions to its unitholders including us. As a result, we may be unable to make distributions to our Class A shareholders. In addition, the credit facility contains events of default customary for transactions of this nature, including the occurrence of a change of control.

The provisions of the credit facility may affect our ability to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. A failure to comply with the provisions of the credit facility could result in an event of default, which could enable the lenders to declare, subject to the terms and conditions of the applicable credit facility, any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable and entitle lenders to enforce their security interest. If the payment of the debt is accelerated, the revenue from the projects may be insufficient to repay such debt in full, lenders could enforce their security interest and our Class A shareholders could experience a partial or total loss of their investment.

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

OpCo is not permitted to acquire interests in projects until we pay in full the principal of and interest on the Stateline Promissory Note.

On December 1, 2016, in connection with the acquisition of the Stateline Project, OpCo issued a promissory note of OpCo to a subsidiary of First Solar in the principal amount of $50.0 million (the “Stateline Promissory Note”). The Stateline Promissory Note is unsecured and matures on the date that is six months after the maturity date under OpCo’s credit facility. Interest will accrue at a rate of four percent (4%) per annum, except it will accrue at a rate of six percent (6%) per annum (i) upon the occurrence and during the continuation of a specified event of default and (ii) in respect of amounts accrued as payments-in-kind pursuant to the terms of the Note.

Until OpCo has paid in full the principal and interest on the Stateline Promissory Note, OpCo is restricted in its ability to:

•	acquire interests in additional projects (other than the acquisition of the Kern Phase 2(b) Assets);
•	use the net proceeds of equity issuances except as prescribed in the Stateline Promissory Note;
•	incur additional indebtedness to which the Stateline Promissory Note would be subordinate; and
•	extend the maturity date under OpCo’s credit facility.

Any of the above restrictions could substantially affect our ability to grow our business, which could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our Class A shareholders.

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

•	our Sponsors’ decisions not to sell the ROFO Projects or other projects that they develop;
•	our inability to acquire interests in projects (other than the acquisition of the Kern Phase 2(b) Assets) until we pay in full the principal of and interest on the Stateline Promissory Note; or
•	performance of the acquired assets at a level below expectations.

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

Our acquisition strategy is based on our expectation of ongoing divestitures of solar energy projects by project developers, including our Sponsors. Though our ROFO Agreements with our Sponsors provide us with a right of first offer until June 24, 2020 with respect to certain projects that our Sponsors are developing should they choose to sell such projects, there is no guarantee that the Sponsors will make available to us any projects before our right of first offer expires or at all. In addition, Sponsors have developed, and may continue to develop in the future, many solar energy projects that are not subject to our Right of First Offer Agreements with them. Our Sponsors may freely sell such projects to third parties without any obligation to us. Furthermore, even if we have the opportunity to make a first offer on projects that our Sponsors seek to sell or to acquire projects from a third party, we may choose not to pursue such opportunity, be unable to negotiate acceptable purchase contracts with them for such projects, be unable to obtain financing for these acquisitions on economically acceptable terms, be outbid by competitors including our Sponsors or growth vehicles similar to us or be unable to obtain necessary governmental or third-party consent. We are also restricted, under the terms of the Stateline Promissory Note, from acquiring interests in projects (other than the acquisition of the Kern Phase 2(b) Assets) until we pay in full the principal of and interest on the Stateline Promissory Note. Additionally, our Sponsors are under no obligation to accept any offer made by us with respect to such opportunities and upon a failure to agree to such offer are subject to few restrictions when selling to a third party. Third party purchasers may have lower costs of capital than us, and our Sponsors may be able to sell projects to such third parties on more favorable terms than we would be able or willing to accept. Furthermore, for a variety of reasons, we may decide not to exercise these rights when they become available, and our decision will not be subject to shareholder approval. As such, there is no guarantee that we will be able to make any such offer or consummate any acquisition of solar energy projects from our Sponsors or others.

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

We expect that OpCo will distribute a substantial amount of its available cash to its unitholders, including us, and will rely primarily upon its cash reserves and external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, including by us, as well as tax equity financing to fund future acquisitions.

OpCo may not have sufficient availability under its credit facilities or have access to project-level financing on commercially reasonable terms when acquisition opportunities arise. In addition, our and its ability to access the capital markets is dependent on, among other factors, the overall state of the capital markets and investor appetite for investment in clean energy projects or growth vehicles similar to us in general, and our Class A shares in particular and may be limited by our and its financial condition at such time as well as the covenants in our debt agreements, general economic conditions and contingencies or other uncertainties that are beyond our control. An inability to obtain the required or desired financing, or any terms of such financing that makes an acquisition economically undesirable, could significantly limit our ability to consummate future acquisitions and effectuate our growth strategy. If financing is available, it may be available only on terms that could significantly increase our interest expense, impose additional or more restrictive covenants and reduce cash available for distribution. Furthermore, under the terms of the Stateline Promissory Note, we are generally required to use the proceeds of sales of our Class A shares to pre-pay amounts outstanding under the Stateline Promissory Note until it is paid in full. As a result, the proceeds from such a sale will not be used to consummate future acquisitions until the Stateline Promissory Note is paid in full.

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

Our Sponsors could decide not to develop or to discontinue development of the First Solar ROFO Projects and the SunPower ROFO Projects and project developers, including our Sponsors, could decide not to develop additional solar energy projects, including those opportunities included in our Sponsors’ development pipeline, for a variety of reasons, including, among other things, the following:

•	issues related to pricing and terms under offtake agreements;
•	issues related to project siting, including permits, environmental regulations and governmental approvals, and the negotiation of project development agreements;
•	difficulty accessing the capital markets to secure construction financing;
•	sustained pressure on pricing for the solar modules sold by our Sponsors, which may adversely affect our Sponsors’ cash flows and ability to develop solar energy projects;
•	issues with solar energy technology being unsuitable for widespread adoption at economically attractive rates of return;
•	demand for solar energy systems failing to develop sufficiently or taking longer than expected to develop, including as a result of the extension of the ITC;
•	a reduction in government incentives or adverse changes in policy and laws for the development or use of solar energy;
•	competition from other alternative energy technologies or conventional energy companies;
•	high development or capital costs; and
•	a material reduction in the retail or wholesale price and availability of traditional utility generated electricity or electricity from other sources.

In addition, we and our Sponsors have agreed in the past to make several adjustments to our ROFO Portfolio. We intend in the future to work with our Sponsors to continue to make adjustments to our ROFO Portfolio, including to remove projects that we do not intend to acquire at the time our Sponsors plan to offer them.  SunPower has requested to remove the El Pelicano project from our ROFO Portfolio and First Solar has requested a waiver of the negotiation obligations with respect to a third-party sale of the Switch Station project.  Such removal and waiver are subject to the approval of the board of directors of our General Partner and/or the conflicts committee. The removal of any projects from the ROFO Portfolio or the waiver of the negotiation obligations with respect to any projects, including with respect to the El Pelicano project or the Switch Station project, would reduce the likelihood that we would acquire such projects.

Both of our Sponsors also announced significant work force reductions in the second half of 2016. If the challenges of developing solar energy projects increase for project developers, including our Sponsors, our pool of available opportunities may be limited, which could have a material adverse effect on our ability to grow our business and make cash distributions to our Class A shareholders.

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

Utility-scale project development is a capital intensive business that relies heavily on the availability of debt and equity financing sources (including tax equity investments) to fund projected construction and other development-related capital expenditures. As a result, in order to successfully develop a utility-scale solar energy project, development companies, including our Sponsors, often require sufficient financing to complete the development phase of their projects. Any significant disruption in the credit and capital markets, the credit profile or financial condition of project development companies, including our Sponsors, or a significant increase in interest rates could make it difficult for development companies, including our Sponsors, to raise or access funds when needed to secure construction financing, which would limit a project developer’s ability to obtain financing to complete the construction of a utility-scale solar energy project we may seek to acquire.

Utility-scale project development also requires the successful negotiation and execution of a variety of project contracts, including contracts related to offtake, transmission (in the case of utility-scale solar projects), siting, land use and other arrangements with a variety of third parties. Failure to execute project contracts, or the lack of available economically attractive offtake agreements, would limit the ability of a project developer to complete development of a project, which would limit the projects available to us to acquire.

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

Our Residential Portfolio and certain of our C&I Projects rely on net metering and other policies to offer competitive pricing to our customers in some of our key markets and to facilitate interconnection of new customers.

More than 40 U.S. states, along with Washington, D.C. and Puerto Rico, have a regulatory policy known as net energy metering, or net metering. Most of the states where we currently serve customers have adopted a net metering policy. Net metering allows our customers who own grid-connected DG Solar assets to pay the utility only for electricity used net of electricity generated by their solar system. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Utilities operating in states without a net metering policy typically compensate customers for solar electricity that is exported to the grid at a price lower than the retail price, usually a fixed rate or an “avoided cost” rate that is a proxy for the wholesale price of electricity.

Our Residential Portfolio and certain of our C&I Projects may be adversely impacted by the elimination of net metering where it is currently in place, the failure to adopt a net metering policy where it currently is not in place, the failure to expand existing caps on the amount of net metering in states that have implemented it, or reductions in the amount or value of credit that customers receive through net metering.

In addition, our Residential Portfolio and certain of our C&I Projects may be adversely impacted by the unavailability of expedited or simplified interconnection for grid-tied solar energy systems, delays in interconnection or any limitation on the number of customer interconnections or amount of solar energy that utilities are required to allow in their service territory or some part of the grid.

Utilities in some states, including (but not limited to) Arizona, California and Hawaii, have also adopted or proposed new rates or charges that only or disproportionately impact customers that install distributed generation systems or utilize net metering. For example, utilities in some states have proposed imposing additional monthly charges on customers who interconnect solar energy systems installed on their homes. If such rates or charges are imposed, the cost savings associated with solar energy for current and prospective customers may be significantly reduced and our ability to expand our Residential Portfolio and compete with traditional utility providers could be impacted.

Limits on net metering, interconnection of solar energy systems and other operational policies in key markets could limit the number of solar energy systems installed in those markets. If caps on net metering are reached, if the amount or value of credit that customers receive for net metering is significantly reduced, or if the utility imposes new rates or changes impacting customers who install distributed generation systems or utilize net metering, current or future customers will be unable to recognize the current cost savings associated with solar energy and net metering. Net metering is used to establish competitive pricing for prospective customers and the absence of net metering and other favorable policies for new customers would impair our ability to compete with utilities and other electricity providers and greatly limit demand for residential solar energy systems.

Government regulations providing incentives and subsidies for solar energy could change at any time, including pursuant to the proposed environmental and tax policies of the current administration, and such changes may negatively impact our growth strategy.

Our strategy to grow our business through the acquisition of solar energy projects partly depends on current government policies that promote and support solar energy and enhance the economic viability of owning solar energy projects. Solar energy projects currently benefit from various U.S. federal, state and local governmental incentives, such as ITCs, loan guarantees, RPS programs or the Modified Accelerated Cost-Recovery System for depreciation and other incentives. These policies have had a significant impact on the development of solar energy and they could change at any time, especially in the event that the current administration were to embark on a significant change in federal energy policy. These incentives make the development of solar energy projects more competitive by providing tax credits and accelerated depreciation for a portion of the development costs, decreasing the costs associated with developing such projects or creating demand for renewable energy assets through RPS programs. A loss or reduction in such incentives or the value of such incentives or a reduction in the capacity of potential investors to benefit from such incentives could decrease the attractiveness of solar energy projects to project developers, including our Sponsors, and the attractiveness of solar energy systems to utilities and DG Solar customers, which could reduce our acquisition opportunities. Such a loss or reduction could also reduce our willingness to pursue solar energy projects due to higher operating costs or lower revenues from offtake agreements.

The current administration’s proposed environmental and tax policies may create regulatory uncertainty in the clean energy sector, including the solar energy sector, and may lead to a reduction or removal of various clean energy programs and initiatives designed to curtail climate change.  Such a reduction or removal of incentives may diminish the market for future solar energy offtake agreements and reduce the ability for solar developers to compete for future solar energy offtake agreements, which may reduce incentives for project developers, including our Sponsors, to develop such projects. The ITC is a U.S. federal incentive that provides an income tax credit to the owner of the project after the project commences construction of up to 30% of eligible basis. A solar energy project must commence construction prior to January 1, 2020 and be placed in service prior to January 1, 2024, to qualify for the 30% ITC.  A solar project that commences construction during 2020 and is placed in service prior to January 1, 2024, may qualify for an ITC equal to 26% of eligible basis. Under the Modified Accelerated Cost-Recovery System, owners of equipment used in a solar project generally claim all of their depreciation deductions with respect to such equipment over five years, even though the useful life of such equipment is generally greater than five years. To the extent that these policies are changed in a manner that reduces the incentives or the value of such incentives or reduces the capacity of potential investors to benefit from such incentives that benefit our projects, they could generate reduced revenues and reduced economic returns, experience increased financing costs and encounter difficulty obtaining financing.  The current administration has made public statements regarding reducing the corporate tax rate. A reduction in the corporate tax rate could diminish the capacity of potential investors to benefit from incentives and reduce the value of accelerated depreciation deductions. The current administration also made public statements regarding overturning or modifying policies of or regulations enacted by the prior administration that placed limitations on coal and gas electric generation, mining and/or exploration.  Any effort to overturn federal and state laws, regulations or policies that are supportive of solar energy generation or that remove costs or other limitations on other types of generation that compete with solar energy projects could materially and adversely affect our business.

Additionally, some U.S. states with RPS targets have met, or in the near future will meet, their renewable energy targets. For example, California, which has among the most aggressive RPS laws in the United States, is poised to meet its current mandate of 33% renewable energy by 2020 with already-proposed new renewable energy projects, though significant additional investments will be required to meet the higher 50% renewable energy mandate that was adopted in 2015.  If, as a result of achieving these targets, these and other U.S. states do not increase their targets in the near future, demand for additional renewable energy could decrease. Any of the foregoing could have a material adverse effect on our ability to grow our business and make cash distributions to our Class A shareholders.

The seasonality of our operations may affect our liquidity.

The amount of electricity our solar energy systems produce is dependent in part on the amount of sunlight, or irradiation, where the assets are located. Because shorter daylight hours in winter months result in less irradiation, the generation of particular assets will vary depending on the season. We expect our Portfolio’s power generation to be at its lowest during the winter season of each year. Similarly, we expect our first quarter revenue generation to be lower than other quarters during our fiscal year.

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

The price of electricity from utilities could also decrease as a result of:

•	the construction of additional electric transmission and distribution lines;
•	a reduction in the price of natural gas as a result of new drilling techniques, oversupply of natural gas or a relaxation of associated regulatory standards;
•	the energy conservation technologies and public initiatives to reduce electricity consumption; and
•	development of new renewable energy technologies that provide less expensive energy.

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

A reduction in utility electricity prices would make the purchase of solar energy systems or the purchase of energy under offtake agreements less economically attractive to residential and C&I customers. In addition, a shift in the timing of peak rates for utility-generated electricity to a time of day when solar energy generation is less efficient could make solar energy system offerings less competitive and reduce demand for such solar energy systems. If the price of energy available from utilities were to decrease due to any of these reasons, or otherwise, we would be unable to acquire accretive DG Solar assets, which could have a material adverse effect on our ability to grow our business and make distributions to our Class A shareholders.

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

A goal of developers and owners of renewable energy assets, including our Sponsors, is to utilize the tax benefits produced by these projects. However, we cannot effectively utilize those benefits currently and may not be able to utilize them in the future. As such, we may acquire projects in the future that include third-party tax equity financing to utilize tax benefits available to certain renewable energy assets. However, no assurance can be given that tax equity investors will be available or willing to invest on acceptable terms at the time of any such acquisition or that the tax incentives and benefits that are needed to make tax equity financing available will remain in place. Tax equity investors have invested in and provided a significant amount of the permanent capital needed for the U.S. assets in our Portfolio and we expect to have similar arrangements for assets we acquire in the future, including the ROFO Projects. In a typical tax equity financing, a tax equity investor makes a capital investment in a class of equity interests of the entity that directly or indirectly owns the physical asset or assets. However, the availability of tax equity financing depends on federal tax incentives that encourage renewable energy development. These attributes primarily include (i) ITCs, which are federal income tax credits equal to (a) 30% multiplied by the cost of eligible assets that commence construction prior to January 1, 2020; (b) 26% multiplied by the cost of eligible assets that commence construction during 2020; (c) 22% multiplied by the cost of eligible assets that commence construction during 2021; and (d) 10% multiplied by the cost of eligible assets that commence construction in 2022 or thereafter or are placed in service on or after January 1, 2024 and (ii) accelerated depreciation of renewable energy assets as calculated under the current tax depreciation system, the modified accelerated cost recovery system of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). No assurance can be given that the federal government will maintain these incentive programs. The reduction or loss of these tax benefits, whether as a result of comprehensive U.S. tax reform or otherwise, could cause a material adverse effect on the willingness of investors to provide tax equity financing for a portion of the acquisition price of U.S. renewable energy assets, which in turn could impact our ability to make future acquisitions. The availability of tax equity financing with respect to any future acquisitions by us may also be affected by other aspects of any comprehensive U.S. federal tax reform, such as a reduction of federal tax rates, potentially reducing the federal tax benefits of an investment in renewable energy assets to tax equity investors.  Such a reduction of these tax benefits could cause a material adverse effect on the willingness of investors to provide tax equity financing.

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

Although we own the underlying solar energy systems of our DG Solar projects, because we lease such systems to our residential DG Solar customers, their DG Solar offtake agreements are considered third-party ownership arrangements. Therefore, DG Solar customers are considered non-owner third parties. Sales of electricity by third parties face regulatory challenges in some U.S. states and jurisdictions. Other challenges pertain to whether third-party owned solar energy systems qualify for the same levels of rebates, tax exemptions or other non-tax incentives available for customer-owned solar energy systems and whether third-party owned solar energy systems are eligible at all for these incentives. Reductions in, eliminations of, or rebates or incentives for these third-party ownership arrangements could reduce demand for our solar energy systems, adversely impact our access to capital and could cause us to increase the price we charge our customers for energy.

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

The U.S. Foreign Corrupt Practices Act generally prohibits companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. We have implemented policies mandating compliance with these anti-bribery laws. We currently only operate in the United States. However, we may acquire businesses outside of the United States and operate in parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, due to the level of regulation in our industry, our entry into new jurisdictions through internal growth or acquisitions requires substantial government contact where norms can differ from U.S. standards. While we have implemented policies and procedures and conduct training designed to facilitate compliance with these anti-bribery laws, thereby mitigating the risk of violations of such laws, the employees of our Sponsors, subcontractors and agents may take actions in violation of our policies and anti-bribery laws. Any such violation, even if prohibited by our policies, could subject us to criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows and reputation.

Risks Related to Our Project Agreements

We rely on a limited number of offtake counterparties and we are exposed to the risk that they are unwilling or unable to fulfill their contractual obligations to us or that they otherwise terminate their offtake agreements with us.

In most instances, we sell the energy generated by each of our utility and C&I scale projects to a single counterparty under a long-term offtake agreement. These offtake agreements are the primary source of cash flows for these projects. Thus, the actions of even one offtake counterparty may cause material variability of our overall revenue, profitability and cash flows that are difficult to predict. Our counterparties may face liquidity and credit issues that could impair their ability to meet their payment obligations under such offtake agreements or cause them to renegotiate such offtake agreements at lower rates or for shorter terms. These conditions may lead some of our customers, particularly customers that are facing financial difficulties, to seek to renegotiate such offtake agreements on terms that are less attractive to us.

For example, FirstEnergy Solutions Corp. (“FirstEnergy”), our offtake counterparty with respect to the Maryland Solar Project, had its credit rating downgraded multiple times in 2016. As of January 23, 2017, the credit rating of FirstEnergy was Caa1 and CCC+ by Moody’s Investors Service and Standard & Poor’s Ratings Services, respectively, both of which are significantly below investment grade. In addition, Standard & Poor’s Ratings Services placed FirstEnergy on CreditWatch with negative implications, based on a $1.51 billion pretax impairment charge that the company’s competitive business will incur from the deactivation of several coal units. In November 2016, FirstEnergy Corp., the parent of FirstEnergy, announced a strategic review of its competitive business, pursuant to which the company would seek to move away from competitive markets. In addition, Standard & Poor’s Ratings Services also placed another of our offtake counterparties, Macy’s, on CreditWatch in January 2016 and on CreditWatch negative on January 5, 2017.

As further described Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence—Agreements with our Sponsors—Maryland Solar Lease Arrangement,” the Maryland Solar Project Entity has leased the Maryland Solar Project to an affiliate of First Solar, with the lease term expiring on December 31, 2019. Under the arrangement, First Solar’s affiliate is obligated to pay a fixed amount of rent that is set based on the expected operations of the plant. Such lease agreement will terminate upon any termination of the PPA for the Maryland Solar Project or the site ground lease.  Pursuant to the PPA for the Maryland Solar Project, a FirstEnergy bankruptcy would be an event of default under the PPA, permitting (subject to applicable law) the termination of the PPA. Upon any such early termination of the lease agreement, First Solar’s affiliate is obligated to return the facility in its then-current condition and location to us, without any warranties, and no rent shall thereafter be payable by such First Solar affiliate. In the event that the PPA was terminated and First Solar were to subsequently terminate the Maryland Solar Lease Agreement, the Maryland Solar Project would have no agreement through which to sell the energy that it produces, which equates to approximately $8.0 million in annual revenue. We would attempt to replace the PPA with a similar offtake agreement with similar terms; however, we may not be able to find a replacement offtake agreement in a timely manner or at all and the terms of any replacement agreement may be less favorable to us than the terminated PPA.

While as of January 23, 2017, both FirstEnergy and Macy’s are current with respect to payments due under the PPAs for the Maryland Solar Project, the Macy’s California Project and the Macy’s Maryland Project, as applicable, a failure by such offtake counterparties to fulfill their obligations under their respective PPAs, or any restructuring of their obligations pursuant to bankruptcy or similar proceedings, could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our Class A shareholders.

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

As of November 30, 2016, the weighted average remaining life of offtake agreements across our Portfolio was 20.3 years. Our ability to extend, renew or replace our existing offtake agreements depends on a number of factors beyond our control, including:

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

Until November 30, 2019, our Sponsors each own (i) 50% of the economic interests of Holdings, which represent the incentive distribution rights, and (ii) 50% of the management interests of Holdings, which represent the right to govern Holdings and the General Partner. In addition, each of our Sponsors has certain rights to appoint the directors of the General Partner and to nominate the officers of the General Partner for approval by the board of the General Partner. Beginning after November 30, 2019, the economic interests of our Sponsors are subject to adjustment annually based on the relative performance of each Sponsor’s contributed Project Entities and any additional assets contributed to OpCo by such Sponsor against the performance of all Project Entities held by OpCo. If, after the adjustment to a Sponsor’s economic interests, such Sponsor has held at least 70% of the economic interests for at least two consecutive fiscal years, then such Sponsor shall have the option to require the other Sponsor to transfer part of its management interest to such Sponsor, thereby effectively giving such Sponsor management control. In addition, after November 30, 2019, payments on the economic interests of Holdings to our Sponsors are subject to an annual reallocation among the Sponsors based on the relative performance of the assets contributed by each Sponsor compared to the projected performance of such assets at the time of contribution. Each Sponsor can also lose its right to appoint directors and officers of the General Partner in the event such Sponsor (i) holds less than 40% of the economic interests for the three previous fiscal years or (ii) if, in each of such three fiscal years, the cash generated and distributed, subject to certain exclusions, by one Sponsor’s contributed Project Entities and any additional assets contributed by such Sponsor to OpCo prior to the end of the most recent fiscal year is less than 40% of the cash generated and distributed, subject to certain exclusions, by both Sponsors’ contributed Project Entities and any additional assets contributed by both Sponsors to OpCo prior to the end of the most recent fiscal year. In addition, in the event our Sponsors cannot agree on a management decision after a required negotiation period, either Sponsor can initiate a process that will result in the purchase by one Sponsor of the other Sponsor’s interests in Holdings or a sale to a third party. A shift in control to one of our Sponsors could result in significant changes to our business plan, results of operations, financial condition and growth prospects.

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

Our Sponsors indirectly own and control the General Partner and appoint all of the General Partner’s officers and directors. All of the General Partner’s executive officers and a majority of the General Partner’s directors also are employees of our Sponsors. Conflicts of interest exist and may arise as a result of the relationships between the General Partner and its affiliates, including our Sponsors, on the one hand, and us and our shareholders, on the other hand. Although the General Partner has a duty to manage us in a manner beneficial to us and our shareholders, the General Partner’s directors and officers have fiduciary duties to manage the General Partner in a manner beneficial to its owner, Holdings, which is owned by our Sponsors. In addition, under the MSAs, First Solar and

SunPower each provide certain services or arrange for certain services to be provided to us, including with respect to carrying out our day-to-day management and providing individuals to act as the General Partner’s executive officers. These same executive officers may help the General Partner’s board of directors evaluate potential acquisition opportunities presented by First Solar under the First Solar ROFO Agreement and SunPower under the SunPower ROFO Agreement.

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

In addition, we depend on our Sponsors to provide a substantial portion of the services required for the operation and maintenance and the administration and management of our projects. Our Sponsors may not perform their services as, when and where required. Additionally, in the event that our Sponsors have a dispute, they have agreed to a resolution provision that could ultimately eliminate the ownership of one or both of our Sponsors, allowing such Sponsor(s) to terminate any agreements under which they provide operation and maintenance or administration and management services to us. To the extent that First Solar or SunPower do not fulfill their obligations to manage operations of our projects, are not effective in doing so or terminate the agreements governing such services, we may not be able to enter into replacement agreements on favorable terms, or at all. If we are unable to enter into long-term replacement agreements to provide for operation and maintenance and the administration and management of our projects and other required services, we would seek to purchase the related services under short-term agreements, exposing us to market price volatility. In addition, if our Sponsors fail to comply with their indemnification obligations related to tax equity financing arrangements for our current or future projects, we may be required to make payments thereunder, and such payments may be substantial. The failure of First Solar or SunPower to fulfill its obligations could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our Class A shareholders.

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

Shareholders will be unable initially to remove the General Partner or OpCo’s managing member without its consent because the General Partner and its affiliates own sufficient shares to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding shares (including shares owned by the General Partner and its affiliates, including our Sponsors) is required to remove the General Partner. As of November 30, 2016, the General Partner and its affiliates, including our Sponsors, owned 64.5% of our outstanding shares through their ownership of Class B shares. In addition, any vote to remove the General Partner during the subordination period must provide for the election of a successor general partner by the holders of a majority of the Class A shares and a majority of the Class B shares, voting as separate classes. This provides Holdings the ability to prevent the removal of the General Partner.

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

If at any time the General Partner and its affiliates, including our Sponsors, own more than 80% of the aggregate of the number of Class A shares then outstanding and the number of Class B shares equal to the number of OpCo common units owned by the Sponsors and their affiliates, the General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the Class A shares held by unaffiliated persons at a price not less than their then-current market price, as calculated pursuant to the terms of our Partnership Agreement. As a result, you may be required to sell your Class A shares at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your shares. At November 30, 2016, the General Partner and its affiliates own approximately 64.5% of our outstanding shares through their ownership of Class B shares. At the end of the subordination period, assuming no additional issuances of Class A shares by us, the General Partner and its affiliates will own OpCo common units convertible into approximately 64.5% of our outstanding Class A shares and therefore would not be able to exercise the call right at that time.

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

The OpCo limited liability company agreement requires OpCo’s managing member to deduct from operating surplus cash reserves that it determines are necessary to fund future operating expenditures. In addition, our Partnership Agreement and the OpCo limited liability company agreement permit the General Partner to reduce available cash by establishing cash reserves for the proper conduct of business, to comply with applicable law or agreements to which we or our subsidiaries are a party or to provide funds for future distributions to OpCo’s members and our partners. These cash reserves will affect the amount of cash distributed by OpCo and the amount of cash available for distribution to our Class A shareholders.

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

For so long as we are an emerging growth company, we will not be required to comply with certain requirements that apply to other public companies.

For as long as we remain an “emerging growth company” under the Jumpstart Our Business Act (the “JOBS Act”), we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and reduced disclosure obligations regarding executive compensation in our periodic reports. We could remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.0 billion of revenues in a fiscal year, have more than $700 million in market value of our Class A common stock held by non-affiliates, or issue more than $1.0 billion of non- convertible debt over a three-year period.

To the extent that we rely on any of the exemptions available to emerging growth companies, our Class A shareholders will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. If some investors find our Class A shares to be less attractive as a result, the trading price of our Class A shares may decline.

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

Even though we are organized as a limited partnership under state law, we are treated as a corporation for U.S. federal income tax purposes and thus are subject to U.S. federal income tax at regular corporate rates on our net taxable income. We expect to generate net operating losses (“NOLs”) and NOL carryforwards that we can use to offset future taxable income. As a result, we do not expect to pay meaningful U.S. federal income tax for approximately ten years. This estimate is based upon assumptions we have made regarding, among other things, OpCo’s income, capital expenditures and operating expenses and it ignores the effect of any possible acquisitions of additional assets, including the ROFO Projects. While we expect that our NOLs and NOL carryforwards will be available to us as a future benefit, in the event that they are not generated as expected, are successfully challenged by the Internal Revenue Service (“IRS”) (in a tax audit or otherwise), or are subject to future limitations as described below, our ability to realize these benefits may be limited. Further, the IRS or other tax authorities could challenge one or more tax positions we or OpCo take, such as the classification of assets under the income tax depreciation rules, the characterization of expenses for income tax purposes, the extent to which sales, use or goods and services tax applies to operations in a particular state or the availability of property tax exemptions with respect to our projects, which could reduce the NOLs we generate. Further, any change in law, such as proposed changes to the U.S. federal tax treatment of foreign operations, the current tax depreciation system and the deductibility of interest expense, or any other change made in connection with any comprehensive U.S. federal tax reform, may affect our tax position, including the size of our expected NOLs.

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

Our ability to use any NOLs generated by us could also be substantially limited by changes in U.S. federal tax law, including proposed changes that would limit the ability of taxpayers to offset more than 90% of their taxable income with NOLs.

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

Changes in ownership outside our control may increase property tax exposure.

A subsidiary of Southern Company owns a 51% economic interest in, and we own a 49% economic interest in, each of the Henrietta Project Entity, the Lost Hills Blackwell Project Entity, the North Star Project Entity and the Solar Gen 2 Project Entity. In addition, on December 1, 2016 we acquired the Stateline Project and a subsidiary of Southern Company owns a 66% economic interest in, and we own a 34% economic interest in, the Stateline Project Entity. Collectively, these five project entities in which we own minority interests constitute over 68% of the MW of the projects in our portfolio of solar assets as of January 23, 2017.

The assets of each of these five joint venture projects are all located in California, which exempts active solar energy systems from state and local property taxes. However, California’s property tax exemption for these projects will terminate if there is a direct or indirect change in ownership of the systems. As a result of our minority interest, we cannot prevent a change in ownership in these project entities if Southern Company sells its controlling interest to a third party. Exposure to California state and local property taxes would negatively impact the amount of after-tax cash available for distribution to our Class A shareholders and our financial condition.

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

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Quarterly Class A Share Prices and Cash Distributions Per Class A Share

The Partnership’s Class A shares representing limited partner interests began trading on the NASDAQ Global Select Market under the symbol “CAFD” on June 19, 2015. The Partnership’s Class B shares representing limited partner interests are not publicly traded.

As of January 23, 2017, there were 4 holders of record of the Partnership’s Class A shares representing limited partner interests, and two holders of record of the Partnership’s Class B shares representing limited partner interests. In determining the number of Class A shareholders, we consider clearing agencies and security position listings as one Class A shareholder for each agency or listing. A substantially greater number of holders of the Partnership’s Class A shares are in “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

The table below sets forth, for the periods indicated, the intraday high and low sale prices per Class A share and cash distributions declared to our Class A shares for each quarter beginning on June 19, 2015:

	Class A Share Price
	High	Low	Quarterly Cash Distribution per Class A Share (1)
2016
First Quarter	$16.93	$12.22	$0.2246
Second Quarter	16.49	13.54	0.2325
Third Quarter	17.34	14.00	0.2406
Fourth Quarter	15.98	12.44	0.2490

2015
Third Quarter (June 19, 2015 to August 31, 2015)	$21.15	$13.41	$0.157
Fourth Quarter	15.45	10.26	0.217

(1)

First Solar and SunPower began receiving distributions from OpCo on their OpCo common and subordinated units beginning in the third quarter of 2016 when the forbearance period was terminated.  Please read “Distribution of Available Cash—Distributions of Available Cash by OpCo—Forbearance Period” below for further details.

On January 13, 2017, we distributed $19.7 million on our Class A shares and OpCo’s common and subordinated units, or $0.2490 per share or unit for the period from September 1, 2016 to November 30, 2016. Although our Partnership Agreement requires that we distribute our available cash each quarter, we do not have a legal obligation to distribute any particular amount per Class A share or per OpCo unit.

Distributions of Available Cash

Distributions of Our Available Cash

Our Partnership Agreement requires that, within 45 days after the end of each fiscal quarter, we distribute our available cash to Class A shareholders of record on the applicable record date.

Our Partnership Agreement requires us to distribute our available cash quarterly. Generally, our available cash is all cash on hand or received before the date of distribution in respect of such quarter, less the amount of cash reserves established by our general partner. We currently expect that cash reserves of the Partnership would be established solely to provide for the payment of income taxes payable by the Partnership, if any. Our cash flow is generated from distributions we receive from OpCo.

Shares Eligible for Distribution

As of November 30, 2016, we had 28,072,680 Class A shares outstanding and 51,000,000 Class B shares outstanding, with SunPower and First Solar owning 28,883,075 and 22,116,925 Class B shares, respectively. Each Class A share is entitled to receive distributions (including upon liquidation) on a pro rata basis. Our Class B shares are not entitled to receive any distributions. We may issue additional Class A shares to fund the redemption of OpCo common units and our Class B shares tendered by our Sponsors under the Exchange Agreement among us, our Sponsors, our general partner and OpCo. Please read Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement.”

General Partner Interest

Our general partner owns a non-economic general partner interest in us, which does not entitle it to receive cash distributions. However, our general partner may in the future own Class A shares or other equity securities in us and would be entitled to receive cash distributions on any such interests.

Distributions of Cash Upon Liquidation

If we dissolve in accordance with our Partnership Agreement, we will sell or otherwise dispose of our assets in a process called liquidation. We will first apply the proceeds of liquidation to the payment of our creditors and distribute any remaining proceeds pro rata to our Class A shareholders.

Intent to Distribute a Quarterly Distribution

We intend to make a quarterly distribution to the holders of our Class A shares of at least $0.2097 per share, or $0.8388 per share on an annualized basis, which is equal to OpCo’s minimum quarterly distribution on the OpCo common units. However, our ability to pay any such quarterly distribution will depend on the amount of distributions we receive from OpCo, as a holder of OpCo common units.

Even if we receive sufficient cash from OpCo to pay any such quarterly distribution, our ability to pay such quarterly distribution will also depend on whether we have sufficient remaining cash after the establishment of cash reserves as determined by our general partner. Consequently, we may not be able to pay a quarterly distribution on our Class A shares in any quarter, even if the minimum quarterly distribution on the OpCo common units has been paid in full.

Distributions of Available Cash by OpCo

General

The OpCo limited liability company agreement requires that, within 45 days after the end of each quarter, OpCo will distribute its available cash to its unitholders of record on the applicable record date.

Units Eligible for Distribution

As of November 30, 2016, we owned 28,072,680 common units in OpCo, as well as a controlling non-economic managing member interest in OpCo, SunPower owned 8,778,190 common units and 20,104,885 subordinated units in OpCo, and First Solar owned 6,721,810 common units and 15,395,115 subordinated units in OpCo.

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
•

provide funds for distributions to OpCo’s unitholders for any one or more of the next four quarters, provided that we may not establish cash reserves for future distributions if the effect of the establishment of such reserves will prevent OpCo from making the minimum quarterly distribution on all OpCo common units and any cumulative arrearages on such OpCo common units for the current quarter;

•

plus, all cash on hand on the date of determination resulting from dividends or distributions received after the end of the quarter from equity interests in any person other than a subsidiary in respect of operations conducted by such person during the quarter;

•	plus, if we so determine, all or any portion of the cash on hand on the date of determination of available cash resulting from working capital borrowings after the end of such quarter.

The purpose and effect of the last bullet point above is to allow us, if we so decide, to cause OpCo to use cash from working capital borrowings made after the end of the quarter but on or before the date of determination of available cash for that quarter to pay distributions to OpCo’s unitholders. Under the OpCo limited liability company agreement, working capital borrowings are generally borrowings under a credit facility, commercial paper facility or similar financing arrangement, and in all cases are used solely for working capital purposes or to pay distributions to members, and with the intent of the borrower to repay such borrowings within 12 months with funds other than from additional working capital borrowings.

Intent to Distribute the Minimum Quarterly Distribution

We intend to cause OpCo to pay at least the minimum quarterly distribution to the holders of OpCo common units, including us, and OpCo’s subordinated units of $0.2097 per unit, or $0.8388 per unit on an annualized basis, to the extent OpCo has sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including (i) expenses of our general partner and its affiliates, (ii) our expenses, and (iii) payments to our Sponsors and their affiliates under the MSAs. However, OpCo may not be able to pay the minimum quarterly distribution or any other amount on its units in any quarter. Since we own all of the non-economic managing member interest of OpCo, determinations made by OpCo will ultimately be made by our general partner. Please read Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity— Term Loan, Delayed Draw Term Loan and Revolving Credit Facility” for a discussion of the restrictions in OpCo’s senior secured credit facility that may restrict its ability to make distributions.

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

Subordination Period

The OpCo limited liability company agreement provides that, during the subordination period (which we define below), the OpCo common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.2097 per OpCo common unit, which amount is defined in the OpCo limited liability company agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the OpCo common units from prior quarters, before any distributions of available cash from operating surplus may be made on the OpCo subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the OpCo subordinated units will not be entitled to receive any distributions from operating surplus until the OpCo common units have received the minimum quarterly distribution from operating surplus for such quarter plus any arrearages from prior quarters. Furthermore, no arrearages will accrue or be payable on the OpCo subordinated units. The practical effect of the OpCo subordinated units is to increase the likelihood that, during the subordination period, there will be available cash from operating surplus to be distributed on the OpCo common units and our Class A shares.

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

Early Termination of Subordination Period

Notwithstanding the foregoing, the subordination period will automatically terminate, and all of the OpCo subordinated units will convert into OpCo common units on a one-for-one basis, on the first business day after the distribution to unitholders in respect of any quarter beginning with the quarter ended August 31, 2016, if each of the following has occurred:

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

Forbearance Period

Our Sponsors agreed to forego any distributions declared on their common and subordinated units of OpCo during the forbearance period. The amount of distributions foregone by the Sponsors through May 31, 2016 was $42.4 million.

On June 21, 2016, the board of directors of our general partner, with the concurrence of the conflicts committee, determined that OpCo had met the tests in OpCo’s limited liability company agreement to terminate OpCo’s distribution forbearance period. As a result, starting with the quarter ended August 31, 2016, the OpCo common and subordinated units held by First Solar and SunPower are entitled to distributions.

Securities Authorized for Issuance under Equity Compensation Plans

Please read Part III, Item 11. “Executive Compensation” and Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans as of November 30, 2016.

Issuer Purchases of Equity Securities

We did not repurchase any of our Class A Shares in the year ended November 30, 2016.

Item 6. Selected Financial Data.

The Partnership’s historical selected financial data is presented in the following table. For all periods prior to the IPO, the amounts shown in the table below represent the Predecessor’s financial data, and were prepared using SunPower’s historical basis in assets and liabilities. For all periods subsequent to the IPO, the amounts shown in the table below represent the results of the Partnership. This historical data should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the related notes thereto in Part II, Item 8. “Financial Statements and Supplementary Data.”

	Year Ended	Eleven Months Ended	Year Ended	Year Ended
	November 30,	November 30,	December 28,	December 29,
	2016	2015	2014	2013
Statement of Operations Data:
Revenues:
Operating revenues	$61,198	$10,660	$9,231	$24,489
Total revenues	61,198	10,660	9,231	24,489
Operating costs and expenses:
Cost of operations	6,959	2,624	(3,195)	13,111
Cost of operations—SunPower, prior to IPO	—	468	937	928
Selling, general and administrative	7,003	10,702	4,818	4,272
Depreciation and accretion	22,792	4,291	2,339	3,224
Acquisition-related transaction costs	2,271	212	—	—
Total operating costs and expenses	39,025	18,297	4,899	21,535
Operating income (loss)	22,173	(7,637)	4,332	2,954
Other expense (income):
Interest expense	12,081	1,860	5,525	6,751
Interest income	(1,203)	(1,470)	—	—
Other expense (income)	(1,518)	12,536	—	—
Total other expense, net	9,360	12,926	5,525	6,751
Income (loss) before income taxes	12,813	(20,563)	(1,193)	(3,797)
Income tax provision	(18,244)	(12,503)	(23)	(30)
Equity in earnings of unconsolidated investees	18,341	9,055	—	—
Net income (loss)	$12,910	$(24,011)	$(1,216)	$(3,827)
Less: Predecessor loss prior to IPO on June 24, 2015	—	(20,095)
Net income (loss) subsequent to IPO	12,910	(3,916)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(14,191)	(22,642)
Net income attributable to 8point3 Energy Partners LP Class A shares	$27,101	$18,726
Net income per Class A share:
Basic	$1.27	$0.94
Diluted	$1.27	$0.94
Distributions per Class A share:	$0.91	$0.16
Weighted average number of Class A shares:
Basic	21,420	20,002
Diluted	36,920	35,034
Cash Flow Data:
Net cash provided by (used in):
Operating activities	54,636	1,836	1,801	5,380
Investing activities	(272,001)	(219,016)	(55,231)	(8,082)
Financing activities	174,845	273,961	53,430	2,702
Balance Sheet Data:
Cash and cash equivalents	14,261	56,781	—	—
Cash grants and rebates receivable	—	—	1,216	9,692
Accounts receivable and short-term financing receivables, net	5,401	4,289	2,910	2,850
Prepaid and other current assets	15,745	8,033	—	—
Property and equipment, net	720,132	486,942	158,208	100,010
Long-term financing receivables, net	80,014	83,376	85,635	87,864
Investments in unconsolidated affiliates	475,078	352,070	—	—
Total assets	1,335,063	1,017,633	247,969	200,565
Long-term debt and financing obligations	384,436	297,206	91,183	31,545
Total liabilities	455,530	325,500	120,459	60,632
Redeemable noncontrolling interests	17,624	89,747	—	—
Total equity	861,909	602,386	127,510	139,933

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for and as of the year ended November 30, 2016, the eleven months ended November 30, 2015, and the year ended December 28, 2014, respectively and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

Description of Partnership

We are a growth-oriented limited partnership formed by First Solar and SunPower, our Sponsors, to own, operate and acquire solar energy generation projects.

Our Portfolio

As of November 30, 2016, our Portfolio consisted of interests in 642 MW of solar energy projects. As of November 30, 2016, we owned interests in nine utility-scale solar energy projects, all of which are operational. These assets represent 89% of the generating capacity of our Portfolio. As of November 30, 2016, we owned interests in four C&I solar energy projects, two of which were operational and two of which were in late-stage construction, and a portfolio of residential DG Solar assets, which represent 11% of the generating capacity of our Portfolio. Our Portfolio is located entirely in the United States and consists of utility-scale and C&I assets that sell substantially all of their output under long-term, fixed-price offtake agreements primarily with investment grade offtake counterparties and residential DG Solar assets that are leased under long-term fixed-price offtake agreements with high credit quality residential customers with FICO scores averaging 765 at the time of the initial contract. As of November 30, 2016, the weighted average remaining life of offtake agreements across our Portfolio was 20.3 years.

In addition, on November 11, 2016, OpCo entered into a purchase and sale agreement with an affiliate of First Solar, pursuant to which OpCo agreed to acquire a 34% interest in the 300 MW Stateline Project for $329.5 million. We acquired the Stateline Project on December 1, 2016.

For an overview of the assets that comprise our Portfolio as of November 30, 2016, please read Part I. Item 1. “Business.”

How We Generate Revenues

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

Cash Available for Distribution.

We use cash available for distribution, which we define as Adjusted EBITDA less equity in earnings of unconsolidated affiliates, cash interest paid, cash income taxes paid, maintenance capital expenditures, cash distributions to noncontrolling interests and principal amortization of indebtedness plus cash distributions from unconsolidated affiliates, indemnity payments and working capital loans from Sponsors, test electricity generation, cash proceeds from sales-type residential leases, state and local rebates and cash proceeds for reimbursable network upgrade costs. Our cash flow is generated from distributions we receive from OpCo each quarter. OpCo’s cash flow is generated primarily from distributions from the Project Entities. As a result, our ability to make distributions to our Class A shareholders depends primarily on the ability of the Project Entities to make cash distributions to OpCo and the ability of OpCo to make cash distributions to its unitholders.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and cash available for distribution for the year ended November 30, 2016, the eleven months ended November 30, 2015 and the year ended December 28, 2014:

	Year Ended	Eleven Months Ended	Year Ended
	November 30,	November 30,	December 28,
(in thousands)	2016	2015	2014
Net income (loss)	$12,910	$(24,011)	$(1,216)
Add (Less):
Interest expense, net of interest income	10,870	390	5,525
Income tax provision	18,244	12,503	23
Depreciation, amortization and accretion	22,880	4,291	2,339
Share-based compensation	224	112	—
Acquisition-related transaction costs (1)	2,271	212	—
Selling, general and administrative (2)	—	6,372	2,334
Loss on cash flow hedges related to Quinto interest rate swaps	—	5,448	—
Loss on termination of residential financing obligations	—	6,477	—
Unrealized loss (gain) on derivatives (3)	(1,508)	611	—
Add proportionate share from equity method investments (4)
Interest expense, net of interest income	(524)	(165)	—
Depreciation, amortization and accretion	10,825	5,212	—
Adjusted EBITDA	$76,192	$17,452	$9,005
Less:
Equity in earnings of unconsolidated affiliates, net with (4) above (5)	(28,642)	(14,102)	—
Cash interest paid (6)	(12,176)	(4,502)	—
Cash income taxes paid	(2)	—	—
Maintenance capital expenditures	(50)	—	—
Cash distributions to non-controlling interests	(6,142)	—	—
Add:
Cash distributions from unconsolidated affiliates (7)	30,129	10,902	—
Indemnity payment from Sponsors (8)	10,316	3,900	—
Short-term Note (9)	—	1,964	—
Test electricity generation (10)	421	5,576	—
Cash proceeds (usage) from sales-type residential leases, net (11)	2,550	2,730	2,746
State and local rebates (12)	299	—	—
Cash proceeds for reimbursable network upgrade costs (13)	222	—	—
Cash available for distribution	$73,117	$23,920	$11,751

(1)	Represents acquisition-related financial advisory, legal and accounting fees associated with ROFO Project interests purchased and expected to be purchased by us in the future.
(2)	Represents the allocation of the Predecessor’s corporate overhead in selling, general and administrative expenses.
(3)	Represents the changes in fair value of interest rate swaps that were not designated as cash flow hedges.
(4)	Represents our proportionate share of net interest expense, depreciation, amortization and accretion from our unconsolidated affiliates that are accounted for under the equity method.
(5)

Equity in earnings of unconsolidated affiliates represents the earnings from the Solar Gen 2 Project, the North Star Project, the Lost Hills Blackwell Project and the Henrietta Project and is included on our consolidated statements of operations.

(6)

Represents cash interest payments related to our term loan and revolving credit facilities post-IPO. The interest payments for the Quinto Credit Facility on the Predecessor’s combined carve-out financial statements were excluded as they were funded by one of our Sponsors.

(7)

Cash distributions from unconsolidated affiliates represent the cash received by OpCo with respect to its 49% interest in the Solar Gen 2 Project, the North Star Project, the Lost Hills Blackwell Project and the Henrietta Project.

(8)

Represents indemnity payments from the Sponsors owed to OpCo in accordance with the Omnibus Agreement. Please read Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14—Related Parties.”

(9)	Represents a working capital loan from First Solar. Please read Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14—Related Parties.”
(10)

Test electricity generation represents the sale of electricity that was generated prior to COD by the Kingbird Project for the year ended November 30, 2016 and by the Quinto Project, the RPU Project, the UC Davis Project and the Macy’s California Project for the eleven months ended November 30, 2015. Solar systems may begin generating electricity prior to COD as a result of the installation and interconnection of individual solar modules, which occurs over time during the construction and commission period. The sale of test electricity generation is accounted for as a reduction in the asset carrying value rather than operating revenue prior to COD, even though it generates cash for the related Project Entity.

(11)

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

(12)

State and local rebates represent cash received from state or local governments for owning certain solar power systems. The receipt of state and local rebates is accounted for as a reduction in the asset carrying value rather than operating revenue.

(13)	Cash proceeds from a utility company related to reimbursable network upgrade costs associated with the Kingbird Project.

Items Affecting the Comparability of Our Financial Results

Our future results of operations will not be comparable to our historical results of operations for the reasons described below.

Formation Transactions. At the closing of our IPO, we acquired the IPO First Solar Project Entities, which were not included in the results of the Predecessor. Our consolidated financial statements include the financial condition and results of operations of the IPO First Solar Project Entities since June 24, 2015, the date we completed our IPO. Results of operations of the Predecessor mainly relate to our Residential Portfolio, which represents less than 10% of the assets in our Portfolio. Prior to the IPO on June 24, 2015, none of the Predecessor’s Utility and C&I Projects had commenced operation and the IPO First Solar Projects were not included in the Predecessor’s results of operations.

Selling, General and Administrative Expense.    The Predecessor’s historical combined carve-out financial statements included SG&A expenses that have historically included direct charges for certain overhead and shared services expenses allocated by SunPower. Allocations for SG&A services included such items as information technology, legal, human resources and other financial and administrative services. These expenses were charged or allocated to the Predecessor based on management’s estimate of proportional use. Under the MSAs, which were amended in August 2015, we pay annual fees of $1.7 million to our Sponsors for general and administrative services. These annual management fees are subject to annual adjustment to reflect the cost to provide SG&A services to us. In addition, our SG&A expenses also include the fees we pay to our Sponsors pursuant to AMAs.

Accounting for Joint Ventures.    The Predecessor’s historical combined carve-out financial statements do not include equity in earnings from any minority-owned joint ventures. As of November 30, 2016, OpCo owned a 49% interest in the Solar Gen 2 Project, the North Star Project, the Lost Hills Blackwell Project and the Henrietta Project; however, as the interests in the Solar Gen 2 Project, the North Star Project and the Lost Hills Blackwell Project were previously owned by First Solar, and as the Henrietta Project was acquired by OpCo on September 29, 2016, none of these projects were included in the Predecessor’s combined carve-out financial statements. The results of operations of joint ventures in which OpCo owns a meaningful noncontrolling interest are not consolidated in our consolidated financial statements and instead are represented as earnings from equity investments.

Financing.    The Predecessor’s historical combined carve-out financial statements reflect indebtedness for the Quinto Project, which was paid off in connection with the closing of our IPO, and two residential financing agreements with third-party investors, both of which have been terminated. On June 5, 2015, OpCo entered into a $525.0 million senior secured credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility and a $200.0 million revolving credit facility. As of November 30, 2015, the full amount of the $300.0 million term loan facility and approximately $48.8 million of letters of credit under our revolving credit facility were outstanding. We used the proceeds of the $300.0 million term loan facility to pay distributions to our Sponsors. On March 30, 2016, in connection with the acquisitions of the Kingbird Project and the Hooper Project, OpCo drew down $40.0 million from its revolving credit facility and $25.0 million from its delayed draw term loan facility. On September 29, 2016, in connection with the acquisition of the Henrietta Project, OpCo drew down $23.0 million from its revolving credit facility. On September 30, 2016, OpCo entered into an amendment and joinder agreement (the “Joinder Agreement”) under its existing senior secured credit facility, pursuant to which OpCo obtained a new $250.0 million incremental term loan facility, increasing the maximum borrowing capacity under the credit facility to $775.0 million. As of November 30, 2016, we had outstanding borrowings of $300.0 million under the term loan facility, $25.0 million under the delayed draw term loan facility and $63.0 million under the revolving credit facility, as well as approximately $54.9 million of letters of credit outstanding under the revolving credit facility. The remaining portion of the term loan facility and the revolving credit facility was undrawn as of November 30, 2016.

Expiration of Section 1603 Cash Grant Program.    The Predecessor’s combined carve-out financial statements reflect the effect of the federal Section 1603 cash grant program. This program has expired and we no longer benefit from these cash grants.

Maryland Solar Lease Arrangement.    The Maryland Solar Project Entity has leased the Maryland Solar Project to an affiliate of First Solar, with the lease term expiring on December 31, 2019 (unless terminated earlier pursuant to its terms). Under the arrangement, First Solar’s affiliate is obligated to pay a fixed amount of rent that is set based on the expected operations of the plant. Please read Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence—Maryland Solar Lease Agreement.”

Change in Fiscal Year.    On June 24, 2015, in connection with the closing of the IPO, we amended our Partnership Agreement to include a change in the fiscal year to November 30. The Predecessor had a 52-to-53 week fiscal year that ended on the Sunday closest to December 31. The accompanying consolidated financial statements cover the period from December 1, 2015 through November 30, 2016, representing the entire twelve-month period of our 2016 fiscal year. The prior years’ comparable periods cover the period from December 29, 2014 through November 30, 2015, representing the eleven-month period of our adopted 2015 fiscal year, and the period from December 30, 2013 through December 28, 2014, reported on the basis of the 2014 fiscal year end of our Predecessor, which was a 52-week fiscal year.

As a result of the change in our fiscal year end, the annual and quarterly periods of our newly adopted fiscal year do not coincide with the historical annual and quarterly periods previously reported by our Predecessor. Financial information for the year ended November 30, 2015 and November 30, 2014 have not been included in this Form 10-K for the following reasons: (i) the eleven months ended November 30, 2015 and the year ended December 28, 2014 provide as meaningful a comparison to the year ended November 30, 2016 as would the year ended November 30, 2015 and November 30, 2014; (ii) we believe that there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the year ended November 30, 2015 and November 30, 2014 were presented in lieu of results for the eleven months ended November 30, 2015 and the year ended December 28, 2014; and (iii) it was not practicable or cost justified to prepare this information.

Significant Factors and Trends Affecting Our Business

We expect the following factors will affect our results of operations:

Power Purchase Agreements

Our revenues are a function of the volume of electricity generated and sold by our projects and rental payments under lease agreements. The assets in our Portfolio sell substantially all of their output or are leased under long-term, fixed price offtake agreements primarily with investment grade utility-scale and C&I offtakers, as well as high credit quality residential customers with an average FICO score of 765 at the time of initial contract. As of November 30, 2016, the weighted average remaining life of offtake agreements across our Portfolio was 20.3 years, with the offtake agreements of our Utility Project Entities having remaining terms ranging from 16.3 to 27.1 years and our C&I offtake agreements and residential offtake agreements having remaining terms ranging from 15.8 to 20.0 years. We believe long-term agreements with creditworthy customers substantially mitigate volatility in our cash flows. As of November 30, 2016, two offtake counterparties were placed on CreditWatch by Standard & Poor’s Ratings Services, increasing our credit risk associated with these customers. Please read Part I, Item 1A. “Risk Factors—Risks Related to Our Project Agreements—We rely on a limited number of offtake counterparties and we are exposed to the risk that they are unwilling or unable to fulfill their contractual obligations to us or that they otherwise terminate their offtake agreements with us.”

Operation of Projects

Our revenues are a function of the volume of electricity generated by our projects. The volume of electricity generated by our projects during a particular period is impacted by the number of systems that have achieved commercial operations, as well as both scheduled and unexpected repair and maintenance required to keep our systems operational. Equipment performance represents the primary factor affecting our operating results because equipment downtime impacts the volume of the electricity that we are able to generate from our systems.

Future Acquisitions

Our ability to grow our business and increase our quarterly cash distributions could be impacted by a number of factors and trends that affect our industry generally, including the development of any ROFO Projects we may acquire in the future. Our ability to acquire ROFO Projects is dependent on our ability to agree on terms with our Sponsors, our ability to borrow additional funds and access capital markets, our Sponsors’ ability to complete the development of the ROFO Projects and our Sponsors’ decision to sell the ROFO Projects they develop.

Demand for Solar Energy

United States energy demand is increasing due to economic development and population growth. The U.S. Energy Information Administration projects fossil fuels’ share of total energy in the United States to decline from 82% in 2015 to 77% in 2040, while renewable energy use is projected to grow from 9% in 2015 to 15% in 2040 in response to the Clean Power Plan, availability of federal tax credits for renewable electricity generation and capacity during the early years of the projection, and state renewable portfolio standard programs. With exposure to volatile fossil fuel costs, increasing concern about carbon emissions and a variety of other factors, customers are seeking alternatives to traditional sources of electricity generation. As a form of electricity generation that is not dependent on fossil fuels, does not produce greenhouse gas emissions and whose costs are falling, solar energy is well-positioned to continue to capture an increasing share of this new build capacity. We believe we are well-positioned to benefit from this increased demand for solar energy. However, the demand for solar energy could change at any time, especially as a result of a decline in commodity prices, including the price of natural gas, or a change in the federal, state, or local policies regulating natural gas, coal, oil and other fossil fuels, which could lower prices for fuel sources used to produce energy from other technologies and reduce the demand for solar energy. For more information about the risks associated with changing demand for solar energy, please read Part I, Item 1A. “Risk Factors—If solar energy technology is not suitable for widespread adoption at economically attractive rates of return, or if sufficient additional demand for solar energy systems does not develop or takes longer to develop than we anticipate, our ability to acquire accretive projects may decrease.”

Government Incentives

Our Portfolio benefits from certain federal, state and local incentives designed to promote the development and use of solar energy. These incentives include accelerated tax depreciation, ITCs, Renewable Portfolio Standards (“RPS”) programs and net metering policies. These incentives make the development of solar energy projects more competitive by providing tax credits and accelerated depreciation for a portion of the development and construction costs, decreasing the costs associated with developing and building such projects. In addition, these incentives create demand for renewable energy assets through RPS programs and the reduction or removal of these incentives may diminish the market for future solar energy offtake agreements and reduce the ability for solar developers to compete for future solar energy offtake agreements. A loss or reduction in such incentives could decrease the attractiveness of solar energy projects to developers, including our Sponsors, which could reduce our acquisition opportunities. For example, the ITC, a federal income tax credit for 30% of eligible basis, is scheduled to fall to 26% of eligible basis for solar projects that commence construction during 2020, 22% of eligible basis for solar projects that commence construction during 2021, and 10% of eligible basis for solar projects that commence construction during 2022 or thereafter or are placed into service on or after January 1, 2024.

The current administration’s proposed environmental and tax policies may create regulatory uncertainty in the clean energy sector, including the solar energy sector, and may lead to a reduction or removal of various clean energy programs and initiatives designed to curtail climate change.  For more information about the risks associated with these government incentives, please read Part I, Item 1A. “Risk Factors—Government regulations providing incentives and subsidies for solar energy could change at any time, including pursuant to the proposed environmental and tax policies of the current administration, and such changes may negatively impact our growth strategy.”

The projects in our Portfolio are generally unaffected by the trends discussed above, given that all of the electricity to be generated by our projects are sold under fixed-price offtake agreements, which, as of November 30, 2016, have a weighted average remaining life of approximately 20.3 years. In addition, our near-term growth strategy is also largely insulated from the trends discussed above. We expect that most of our short-term growth will come from opportunities to acquire the ROFO Projects, all of which will have executed power sale agreements at the time of any acquisition by us.

Critical Accounting Policies & Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues, and expenses recorded in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. In addition to our most critical estimates discussed below, we also have other key accounting policies that are less subjective and, therefore, judgments involved in their application would not have a material impact on our reported results of operations. Please read Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies.”

Revenue Recognition

Operating revenues to date are comprised of revenues generated from power purchase agreements, solar energy systems leased to residential customers and lease revenue from the Maryland Solar Project. We are the lessor while the PPA offtaker, residential customers and an affiliate of First Solar are the lessees.

Operating leases:    Under long-term PPAs, revenue is generated from the sale of energy to various non-affiliated parties. Amounts are recognized as revenue based on rates stipulated in the respective PPAs when energy and any related renewable energy attributes are delivered. All PPAs, except for those associated with the Macy’s Maryland Project, are accounted for as operating leases. In addition, we also recognize lease revenue for the Maryland Solar Project, which is subject to a solar lease agreement that expires on December 31, 2019, with an affiliate of First Solar as the lessee.

Certain residential leased solar energy systems are classified as operating leases; therefore, revenue associated with renting the solar energy system and executory costs is recognized on a straight-line basis over the 20-year lease term. State or local rebates defined in the minimum lease payments under the lease that are deemed fixed and determinable are recorded as deferred revenue in the consolidated balance sheets when the lease is placed in service and amortized to revenue on a straight-line basis over the 20-year lease term. Performance-based incentives (“PBI Rebates”) representing contingent revenue are recognized upon cash receipt.

Sales-type leases:    Other residential systems are classified as sales-type leases because the net present value (“NPV”) of the minimum lease payments per the contract, excluding the portion of payments representing executory costs, equals or exceeds 90% of the excess of the fair value of the leased property to the lessor at lease inception. For such solar energy systems, the NPV of the minimum lease payments, net of executory costs, was recognized as revenue when the lease was placed in service. This NPV includes fixed and determinable state or local rebates defined in the minimum lease payments under the lease but excludes PBI Rebates because these rebates are not fixed and determinable as they relate to the generation of electricity from the leased solar energy system, and therefore represent contingent revenue recognized upon cash receipt. This NPV, as well as that of the residual value of the lease at termination, are recorded as financing receivables in the consolidated balance sheets. The difference between the initial net amounts and the gross amounts is amortized to revenue over the lease term using the effective interest method. Revenue representing executory costs to operate and maintain the leased solar energy system is recognized on a straight-line basis over the 20-year lease term. The residual values of solar energy systems are determined at the inception of the lease applying an estimated system fair value at the end of the lease term. As all the leases owned by the Predecessor were placed into service before fiscal 2015, all revenue related to the NPV of the minimum lease payments has been recognized as of December 28, 2014. Accordingly, other than interest revenue, there was no sales-type lease revenue recognized on the consolidated financial statements for the year ended November 30, 2016 and the eleven months ended November 30, 2015.

Accounts Receivable and Financing Receivable

Accounts receivable:    Accounts receivable is reported on the consolidated balance sheets at the outstanding invoiced amounts, adjusted for any write-offs and estimated allowance for doubtful accounts. We maintain an allowance for doubtful accounts based on the expected collectability of all accounts receivable, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. Qualified customers under the residential lease program are required to have a minimum “fair” FICO credit score at the time of initial contract. We believe that our concentration of credit risk is limited because of our large number of residential customers, high credit quality of the residential customer base with high average FICO credit scores at the time of initial contract, small account balances for most of these residential customers, and customer geographic diversification. As of November 30, 2016 and November 30, 2015, less than $0.1 million and zero, respectively, allowance for doubtful accounts related to operating leases had been recorded.

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

We recognize an allowance for losses on financing receivables in an amount equal to the probable losses, net of recoveries and base such reserves on several factors, including consideration of historical credit losses. As of November 30, 2016 and November 30, 2015, $0.7 million and $0.3 million, respectively, had been recorded as allowance for losses on financing receivables.

Valuation of Long-Lived Assets

We evaluate our long-lived assets, including property and equipment, construction-in-progress and projects for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review of leased solar energy systems include lease asset depreciation expense greater than associated operating revenue, decrease in the estimated residual value of the leased solar energy system, and inability to collect lease payments due from lessees whether through aging receivables, lease contract amendments or terminations. The impairment evaluation of leased solar energy systems includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. Fair value is generally measured based on discounted cash flow analyses.

With respect to solar energy projects, we consider the project commercially viable if it is anticipated to be operated for a profit once it is fully operating. We examine a number of factors to determine if the project will be profitable, including the pricing of the offtake agreement and whether there are any environmental, ecological, permitting, or regulatory conditions that have changed for the project since the start of development. Such changes could cause the cost of the project to increase or the selling price of the electricity to decrease.

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

Asset Retirement Obligations

In some cases we operate certain projects under power purchase and other agreements that include a requirement for the removal of the solar energy systems at the end of the term of the agreement. We account for such legal obligations or asset retirement obligations (“AROs”) in accordance with U.S. GAAP, which requires that a liability for the fair value of an ARO be recognized in the period in which it is incurred if it can be reasonably estimated with the offsetting, associated asset retirement cost capitalized as part of the carrying amount of the property and equipment. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset’s estimated useful life. We have accrued AROs of $13.4 million and $10.0 million as of November 30, 2016 and November 30, 2015, respectively.

Noncontrolling Interests

Noncontrolling interests represent the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to us. The largest portion of noncontrolling interest in us relates to the Sponsors’ ownership in OpCo.  In addition, we have entered into certain tax equity transactions with third-party investors under which the investors are determined to hold noncontrolling interests in entities fully consolidated by OpCo. The net assets of the shared entities are attributed to the controlling and noncontrolling interests based on the terms of the governing contractual arrangements. Therefore, for the tax equity transactions, we further determined the hypothetical liquidation at book value method (the “HLBV Method”) to be the appropriate method for attributing net assets to the controlling and noncontrolling interests as this method most closely mirrors the economics of the governing contractual arrangements. Under the HLBV Method, we allocate recorded income (loss) to each investor based on the change, during the reporting period, of the amount of net assets each investor is entitled to under the governing contractual arrangements in a liquidation scenario. We account for the portion of net assets using the HLBV Method in the consolidated entities attributable to the investors as “Redeemable noncontrolling interests” and “Noncontrolling interests” in our consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified as “Redeemable noncontrolling interests in subsidiaries” between liabilities and equity on the consolidated balance sheets and the balance is the greater of the carrying value calculated under the HLBV Method or the redemption value.

Business Combinations

We record all acquired assets and liabilities at fair value. The judgments made in the context of the purchase price allocation can materially impact our future results of operations. Accordingly, for significant acquisitions, we obtain assistance from third-party valuation specialists. The valuations calculated from estimates are based on information available at the acquisition date. We charge acquisition related transaction costs that are not part of the consideration to operating costs and expenses as they are incurred. These costs typically include transaction and integration costs, such as legal, accounting, and other professional fees.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  Valuation allowances are provided against deferred tax assets when management cannot conclude that it is more likely than not that some portion or all deferred tax assets will be realized.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We have elected to be treated as a corporation for federal income tax purposes, and we recognize potential liabilities for anticipated tax audit issues in the United States based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment, a further charge to expense would result. We accrue interest and penalties on tax contingencies, which are not considered material.

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Recent Accounting Pronouncements

Please read Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies” in this Annual Report on Form 10-K for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

Results of Operations

	Year Ended	Eleven Months Ended	Year Ended
	November 30,	November 30,	December 28,
	2016	2015	2014
Statement of Operations Data:
Revenues:
Operating revenues	$61,198	$10,660	$9,231
Total revenues	61,198	10,660	9,231
Operating costs and expenses:
Cost of operations	6,959	2,624	(3,195)
Cost of operations—SunPower, prior to IPO	—	468	937
Selling, general and administrative	7,003	10,702	4,818
Depreciation and accretion	22,792	4,291	2,339
Acquisition-related transaction costs	2,271	212	—
Total operating costs and expenses	39,025	18,297	4,899
Operating income (loss)	22,173	(7,637)	4,332
Other expense (income):
Interest expense	12,081	1,860	5,525
Interest income	(1,203)	(1,470)	—
Other expense (income)	(1,518)	12,536	—
Total other expense, net	9,360	12,926	5,525
Income (loss) before income taxes	12,813	(20,563)	(1,193)
Income tax provision	(18,244)	(12,503)	(23)
Equity in earnings of unconsolidated investees	18,341	9,055	—
Net income (loss)	$12,910	$(24,011)	$(1,216)
Less: Predecessor loss prior to IPO on June 24, 2015	—	(20,095)
Net income (loss) subsequent to IPO	12,910	(3,916)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(14,191)	(22,642)
Net income attributable to 8point3 Energy Partners LP Class A shares	$27,101	$18,726

Twelve Months Ended November 30, 2016 Compared to Eleven Months Ended November 30, 2015 and Twelve Months Ended December 28, 2014

Revenues

	Year Ended	Eleven Months Ended	Year Ended
	November 30,	November 30,	December 28,
(in thousands)	2016	2015	2014
Operating revenues	$61,198	$10,660	$9,231
Total revenues	$61,198	$10,660	$9,231

Over 90% of our operating revenues were comprised of lease revenue from our utility-scale assets, C&I assets and Residential Portfolio. The Partnership’s only revenue streams not from the leasing of solar power systems are from the Macy’s Maryland Project and PBI Rebates.  All revenues for the periods presented were generated in the United States.

Residential systems are leased under lease agreements which are classified for accounting purposes either as sales-type leases or operating leases. As all the leases owned by the Predecessor were placed into service prior to fiscal 2015, all revenue related to the net present value of the minimum lease payments for sales-type leases has been recognized as of December 28, 2014. Accordingly, other than interest revenue, we had no sales-type lease revenue on our consolidated financial statements for the year ended November 30, 2016 and the eleven months ended November 30, 2015.

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

Total revenues increased by $50.5 million, or 474.1%, for the year ended November 30, 2016 as compared to the eleven months ended November 30, 2015, due to the commencement of operations of the IPO Project Entities as of the fourth quarter of fiscal 2015 and revenues generated from the Kern Project, the Kingbird Project, the Hooper Project and the Macy’s Maryland Project acquired in fiscal 2016. Total revenues increased by $1.4 million, or 15.5%, during the eleven months ended November 30, 2015 as compared to the year ended December 28, 2014 due to the addition of a solar energy system contributed by one of our two Sponsors, First Solar, at the closing of the IPO as well as the commencement of operations of all of our solar system projects as of the fourth quarter of fiscal 2015.

Operating Costs and Expenses

	Year Ended	Eleven Months Ended	Year Ended
	November 30,	November 30,	December 28,
(in thousands)	2016	2015	2014
Cost of operations	$6,959	$2,624	$(3,195)
Cost of operations—SunPower, prior to IPO	—	468	937
Selling, general and administrative	7,003	10,702	4,818
Depreciation and accretion	22,792	4,291	2,339
Acquisition-related transaction costs	2,271	212	—
Total operating costs and expenses	$39,025	$18,297	$4,899
Total operating costs and expenses as a percentage of revenues	63.8%	171.6%	53.1%

Cost of Operations: Cost of operations primarily includes expenses related to O&M agreements and land lease expenses post IPO. The Predecessor’s cost of operations includes costs incurred in connection with sales-type leases that are recognized when the leased solar energy system is placed in service, and also costs related to system output performance warranty and residential lease system repairs accrual and reserves for upfront rebate receivables. Costs recognized on sales-type leases include initial direct costs to complete a leased solar energy system, such as costs for constructing a solar energy system inclusive of dealer payments, freight charges and direct lease costs. The Predecessor received federal cash grants under the federal Section 1603 cash grant program on a portion of our Residential Portfolio, the benefit of which was recorded as a reduction of cost of operations on the combined statements of operations when eligible leased solar energy systems were placed in service and all criteria necessary to be entitled to such grant income were met. We did not recognize any cash grants as a reduction of sales-type lease cost of operations for the year ended November 30, 2016 and for the eleven months ended November 30, 2015. For the year ended December 28, 2014, we recognized $5.7 million of cash grants as a reduction of sales-type lease cost of operations.

The increase of $4.3 million, or 165.2%, for the year ended November 30, 2016 as compared to the eleven months ended November 30, 2015 is primarily driven by: (i) $5.4 million of increased expenses associated with operating the solar power systems due to the commencement of operations of the IPO Project Entities in the fourth quarter of fiscal 2015 and the Kern Project, the Kingbird Project, the Hooper Project and the Macy’s Maryland Project acquired in fiscal 2016; and (ii) the reclassification of Quinto land lease expense of $0.9 million from SG&A expense by the Predecessor prior to IPO to cost of operations post-IPO. These increases were partially offset by the Predecessor’s expenses during the first quarter of 2015 that were not recorded in 2016, relating to: (i) a $1.3 million reserve for aged rebates receivable; (ii) a $0.5 million accrual for system output performance warranty and residential lease system repairs; and (iii) a $0.2 million accrual for a performance guarantee settlement.

The increase of $5.8 million, or 182.1%, for the eleven months ended November 30, 2015 as compared to the year ended December 28, 2014 was mainly driven by: (i) $5.7 million lower cost in 2014 due to the recognition of certain cash grants related to sales-type leases placed in service in prior periods until all criteria necessary to be entitled to such grant income were met during the second quarter of fiscal 2014; and (ii) an increase of $0.1 million in O&M fees associated with projects that commenced operations in fiscal 2015.

Cost of Operations—SunPower, prior to IPO: Cost of operations—SunPower, prior to IPO, represents executory costs that were allocated to the Predecessor by SunPower. Costs incurred for these services were zero, $0.5 million and $0.9 million for the year ended November 30, 2016, the eleven months ended November 30, 2015 and year ended December 28, 2014, respectively.

Selling, General and Administrative: SG&A expense includes (i) post-IPO operating expenses such as audit, legal, insurance, independent board of directors and fees under the AMAs and MSAs with our Sponsors; (ii) charges that were incurred by SunPower that were specifically identified as attributable to the Predecessor pre-IPO; and (iii) an allocation of SunPower operating expenses based on the proportional level of effort attributable to the operation of the Predecessor’s portfolio of solar power systems leased to residential homeowners and solar energy projects under construction. The allocated SunPower operating expenses include asset management, legal, accounting, tax, treasury, information technology, insurance, employee benefit costs, human resources, procurement, and other corporate services and infrastructure costs.

The decrease of $3.7 million, or 34.6%, for the year ended November 30, 2016 as compared to the eleven months ended November 30, 2015 was due to higher SG&A expenses in the eleven months ended November 30, 2015 primarily driven by: (i) $4.8 million allocated SunPower operating expenses based on the proportional level of effort attributable to the Quinto Project, the RPU Project, the UC Davis Project and the Macy’s California Project under construction; (ii) $1.6 million of allocated costs incurred by SunPower related to our IPO; and (iii) $0.9 million of Quinto land lease expenses; partially offset by $3.6 million higher SG&A expenses in the year ended November 30, 2016 comprised of normal operating expenditures including fees associated with the MSAs and AMAs as well as audit, consulting, legal, insurance and independent board of director services.

The increase of $5.9 million, or 122.1%, for the eleven months ended November 30, 2015 as compared to the year ended December 28, 2014 was primarily driven by: (i) a $2.4 million higher allocation of SunPower operating expenses for the period before the IPO based on the proportional level of effort attributable to the Quinto Project, the RPU Project, the UC Davis Project and the Macy’s Project under construction, all of which achieved commercial operation as of November 30, 2015; (ii) $3.0 million of post-IPO operating expenses related to audit, legal, insurance, retaining the independent directors of our board of directors, MSA, AMA and other fees; (iii) the allocation of $1.6 million of costs incurred by SunPower related to our IPO; and (iv) a $0.4 million increase in bad debt expense and other costs related to residential lease customers; partially offset by an approximately $1.2 million reduction in land lease costs of the Predecessor related to the Quinto Project and other non-capitalizable project-related expenses incurred during the project development period in the prior year.

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

The increase of $18.5 million, or 431.2%, for the year ended November 30, 2016 as compared to the eleven months ended November 30, 2015 is a result of the commencement of operations of the IPO Project Entities in the fourth quarter of fiscal 2015 and the Kern Project, the Kingbird Project, the Hooper Project and the Macy’s Maryland Project in fiscal 2016.

The increase of $2.0 million, or 83.5%, for the eleven months ended November 30, 2015 as compared to the year ended December 28, 2014 was primarily a result of a solar system contributed by one of our two Sponsors, First Solar, at the closing of the IPO and the commencement of operations of the IPO Project Entities in the fourth quarter of fiscal 2015.

Acquisition-Related Transaction Costs: Acquisition-related transactions costs represent legal and consulting fees incurred in connection with the acquisitions of the Kern Phase 1(a) Assets in January 2016, the Kingbird Project in March 2016, the Hooper Project in April 2016, the Macy’s Maryland Project in July 2016, the Kern Phase 1(b) Assets in September 2016 and the Kern Phase 2(a) Assets in November 2016.

Other Expense, net

	Year Ended	Eleven Months Ended	Year Ended
	November 30,	November 30,	December 28,
(in thousands)	2016	2015	2014
Interest expense	$12,081	$1,860	$5,525
Interest income	(1,203)	(1,470)	—
Other expense (income)	(1,518)	12,536	—
Total other expense, net	$9,360	$12,926	$5,525
Total other expense, net as a percentage of revenues	15.3%	121.3%	59.9%

Interest Expense: On June 5, 2015, we entered into a $525.0 million senior secured credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility and a $200.0 million revolving credit facility. We borrowed $300.0 million under the term loan facility on June 5, 2015 to pay distributions to our Sponsors. On March 30, 2016, we drew down $40.0 million from our revolving credit facility and $25.0 million from our delayed draw term loan facility to pay for the acquisitions of the Kingbird Project and the Hooper Project. On September 29, 2016, in connection with the acquisition of the Henrietta Project, we drew down $23.0 million from our revolving credit facility. On September 30, 2016, we entered into the Joinder Agreement under our existing senior secured credit facility, pursuant to which we obtained a new $250.0 million incremental term loan facility, increasing the maximum borrowing capacity under the credit facility to $775.0 million. Loans outstanding under the senior secured credit facility bear interest and the unused portion of the credit facility bear commitment fees which are cash interest expenses.  Please read Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8—Debt and Financing Obligations” for rates. The debt discount and incremental debt issuance costs associated with these borrowings are non-cash interest expenses. The interest incurred related to our projects that are under construction is not reflected as an expense in the consolidated statements of operations as it is capitalized to construction-in-progress until the solar power system is ready for its intended use.

Cash interest expense for the year ended November 30, 2016 relates to the term loan facility, delayed draw term loan facility, revolver fees and letter of credit fees. Cash interest expense in the eleven months ended November 30, 2015 relates to the term loan facility and letter of credit fees as well as financing fees due to two third-party investors for undrawn commitment of the financing arrangements described below. Cash interest expense for the year ended December 28, 2014 relates to letter of credit fees as well as financing fees due to two third-party investors for undrawn commitment of the financing arrangements described below.

Non-cash interest expense for the year ended November 30, 2016 relates to debt issuance costs associated with our term loan facility, delayed draw term loan facility and revolver. Non-cash interest expense in the eleven months ended November 30, 2015 relates to debt issuance costs associated with our term loan facility and two financing arrangements under which leased solar power systems were financed by two third-party investors. Non-cash interest expense in the year ended December 28, 2014 relates to the two financing arrangements under which leased solar energy systems were financed by two third-party investors.

The Predecessor terminated one residential lease financing obligation in January 2015 and the remaining obligation in May 2015. Under the terms of these financing arrangements, the investors provided upfront payments to the Predecessor, for which the Predecessor recognized as a financing obligation that was reduced over the specified term of the arrangement as customer receivables and federal cash grants were received by the third-party investors. Non-cash interest expense was recognized on the consolidated statement of operations using the effective interest rate method calculated at a rate of approximately 14-15% during the first half of fiscal 2015.

Interest expense for the year ended November 30, 2016, the eleven months ended November 30, 2015 and the year ended December 28, 2014 included non-cash interest expense of $0.6 million, $1.3 million and $4.8 million, respectively, and cash interest expense of $11.5 million, $0.5 million and $0.7 million, respectively. Non-cash interest expense decreased $0.7 million and $3.5 million, or 53.8% and 72.9%, respectively, in the year ended November 30, 2016 compared to the eleven months ended November 30, 2015, and in the eleven months ended November 30, 2015 compared to the year ended December 28, 2014, respectively, due to the Predecessor terminating one residential lease financing obligation in January 2015 and the remaining obligation in May 2015. Cash interest expense increased $11.0 million in the year ended November 30, 2016, compared to the eleven months ended November 30, 2015, due to additional borrowings under our senior secured credit facility to fund project acquisitions as well as the debt being outstanding for the full year in 2016 compared to half the year in 2015.

Interest Income:  Interest income represents the accrued interest on reimbursable network upgrade costs related to the Quinto Project and the Kingbird Project. These costs plus accrued interest are reimbursable by the applicable utility company over five years when the projects achieve commercial operation. Interest income was $1.2 million, $1.5 million and zero for the year ended November 30, 2016, the eleven months ended November 30, 2015 and the year ended December 28, 2014, respectively.

Other Expense (Income): Other income for the year ended November 30, 2016 primarily relates to an unrealized gain on interest rate swaps of $1.5 million associated with our term loan facility as further described below.  Other expense for the eleven months ended November 30, 2015 included a loss on cash flow hedges of $5.4 million associated with the Predecessor, a $0.6 million unrealized loss on interest rate swaps associated with our term loan facility, and a loss on termination of the residential lease financial obligation of $6.5 million as further described below.

Gain (loss) on interest rate swap associated with term loan facility: On July 17, 2015, we entered into interest rate swap agreements to economically hedge the cash flows on our term loan facility. The changes in fair value are recorded in other expense (income), net in the consolidated statement of operations as these hedges are not accounted for under hedge accounting. During the year ended November 30, 2016, we recorded an unrealized gain of $1.5 million for the mark-to-market valuation adjustment of interest rate swap agreements, as compared to the unrealized loss of $0.6 million recorded for the eleven months ended November 30, 2015.

Loss on cash flow hedges associated with Predecessor: The Predecessor entered into interest rate swap agreements, designated as cash flow hedges, in the fourth quarter of the year ended December 28, 2014 on the outstanding and forecasted future borrowings under the Quinto Credit Facility to reduce the impact of changes in interest rates. The Predecessor assessed the effectiveness of these cash flow hedges at inception and on a quarterly basis. If it was determined that a derivative instrument was not highly effective or the transaction was no longer deemed probable of occurring, the Predecessor discontinued hedge accounting and recognized the ineffective portion in current period earnings. The hedge became ineffective in the first half of fiscal 2015 and the ineffective portion was recognized in earnings at that time. The interest swap was terminated upon the IPO and the remaining ineffective portion was recognized in earnings. During the eleven months ended November 30, 2015, $5.4 million was reclassified into loss on cash flow hedges within other expense, net in the consolidated statements of operations.

Loss on termination of financing obligation: On January 30, 2015, the Predecessor entered into an agreement with one of the residential lease financing third-party investors that terminated the financing obligation arrangement. In conjunction with the termination of the arrangement, the Predecessor paid $10.8 million to terminate the $10.1 million outstanding financing obligation. On May 4, 2015, the Predecessor entered into a termination agreement with the remaining third-party investor, paying $29.0 million to terminate the $21.1 million outstanding financing obligation and $1.9 million accrued financing fee. During the eleven months ended November 30, 2015, $6.5 million was recognized as a loss on termination within other expense, net in the consolidated statements of operations.

Income Tax Provision

	Year Ended	Eleven Months Ended	Year Ended
	November 30,	November 30,	December 28,
(in thousands)	2016	2015	2014
Income tax provision	$(18,244)	$(12,503)	$(23)
Income tax provision as a percentage of revenues	(29.8)%	(117.3)%	(0.2)%

Our tax rate is primarily affected by the tax impact of equity in earnings, the tax impact of noncontrolling interest, and state tax rates (net of federal benefit) in various jurisdictions, most significantly California. We included the income tax provision related to our equity in earnings of unconsolidated investees in the income tax provision line of the consolidated statements of operations.

Our income tax provision post IPO primarily represents deferred federal and state taxes on the net income of OpCo, a non-taxable partnership, that is allocated to the Partnership (exclusive of income tax but after noncontrolling interest). The decrease in income tax provision as a percentage of revenues for the year ended November 30, 2016 of 29.8% compared to 117.3% for the eleven months ended November 30, 2015 is the result of an increase in revenue of $50.5 million, partially offset by income before income taxes for the year ended November 30, 2016 of $12.8 million compared to losses before income taxes of $20.6 million for the eleven months ended November 30, 2015. The change in income tax provision as a percentage of revenues for the eleven months ended November 30, 2015 of 117.3% compared to 0.2% for the year ended December 28, 2014 is primarily the result of the income generated by the IPO Project Entities following the IPO which was allocated to the Class A shares compared to the loss before income taxes of $1.2 million for the year ended December 28, 2014. The Predecessor’s income tax provision, which was calculated on a separate return basis for the carve-out period, was due to minimum state income taxes.

Equity in Earnings of Unconsolidated Investees

	Year Ended	Eleven Months Ended	Year Ended
	November 30,	November 30,	December 28,
(in thousands)	2016	2015	2014
Equity in earnings of unconsolidated investees	$18,341	$9,055	$—
Equity in earnings of unconsolidated investees as a percentage of revenues	30.0%	84.9%	—%

Equity in earnings of unconsolidated investees represents our proportionate share of the earnings and losses from SG2 Holdings, North Star Holdings, Lost Hills Blackwell Holdings and Henrietta Holdings. As of November 30, 2016, we own a 49% ownership interest in each of SG2 Holdings, North Star Holdings, Lost Hills Blackwell Holdings and Henrietta Holdings, and an affiliate of Southern Company, which is not affiliated with us, owns the other 51% ownership interest. The minority membership interests are accounted for as equity method investments.

During the year ended November 30, 2016, we recognized equity in earnings of $18.3 million, which represented the entire twelve month period in fiscal year 2016. During the eleven months ended November 30, 2015, we recognized equity in earnings of $9.1 million, which represented the period from June 24, 2015 to November 30, 2015. We did not have any equity method investments during the year ended December 28, 2014.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Year Ended	Eleven Months Ended	Year Ended
	November 30,	November 30,	December 28,
(in thousands)	2016	2015	2014
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(14,191)	$(22,642)	$—
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests as a percentage of net revenues	(23.2)%	(212.4)%	—%

We apply the HLBV method in allocating recorded net income (loss) to each tax equity investor based on the change during the reporting period of the amount of net assets of the entity to which each tax equity investor would be entitled to under the governing contractual arrangements in a liquidation scenario. If the redemption value of our redeemable noncontrolling interests exceeds their carrying value after attribution of income (loss) under the HLBV method in any period, we will make an additional attribution of income to our redeemable noncontrolling interests such that their carrying value will at least equal the redemption value.

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the year ended November 30, 2016 included a net loss of $126.4 million attributable to noncontrolling interests and redeemable noncontrolling interests related to our tax equity financing facilities with third-party investors under which the parties invest in entities that hold the solar power systems, offset by net income of $112.2 million attributable to our Sponsors as a result of their economic ownership in OpCo.

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the eleven months ended November 30, 2015 included a net loss of $102.2 million attributable to noncontrolling interests and redeemable noncontrolling interests related to our tax equity financing facilities with third-party investors under which the parties invest in entities that hold the solar power systems, partially offset by net income of $79.6 million attributable to our Sponsors as a result of their economic ownership in our OpCo.

Liquidity and Capital Resources

Our liquidity as of November 30, 2016 was $346.4 million, consisting of $14.3 million cash on hand, $82.1 million of available capacity under our five-year revolving credit facility, and $250.0 million incremental term loan facility. On December 1, 2016, in connection with the Stateline Acquisition, we borrowed $250.0 million under the incremental term loan facility and $20.0 million under the revolving credit facility, reducing our available capacity under our credit facility by $270.0 million.

Sources of Liquidity

We expect our ongoing sources of liquidity to include cash on hand, cash generated from operations (excluding cash distributions to minority investors), distributions and dividends from the operations of our equity investments, borrowings under new and existing financing arrangements (the aggregate amount of which may be lower because of our reduced ownership in projects subject to tax equity financing) and the issuance of additional equity securities as appropriate given market conditions. We may also incur debt at the project level, which may be limited by the rights of our tax equity investors and current debt covenants. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as make acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control.

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

Term Loan, Delayed Draw Term Loan and Revolving Credit Facility

On June 5, 2015, OpCo entered into a $525.0 million credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility and a $200.0 million revolving credit facility. OpCo borrowed $300.0 million under the term loan facility on June 5, 2015, which indebtedness will mature on June 5, 2020, at which point all amounts outstanding under the $525.0 million credit facility will become due and payable. There will be no principal amortization over the term of the credit facility. The discount and incremental debt issuance costs associated with these borrowings were $3.1 million, which included $1.7 million of debt issuance costs paid with a portion of the proceeds and $1.4 million related to a reclassification of capitalized issuance costs on the Predecessor’s historical financial statements, and were reported as a direct deduction from the face amount of the note. We used the net proceeds of the term loan facility to pay distributions of $129.4 million and $168.9 million to First Solar and SunPower, respectively.

On March 30, 2016, in connection with the acquisitions of the Kingbird Project and the Hooper Project, OpCo drew down $40.0 million from its revolving credit facility and $25.0 million from its delayed draw term loan facility. On September 29, 2016, in connection with the acquisition of the Henrietta Project, OpCo drew down $23.0 million from its revolving credit facility. On September 30, 2016, OpCo entered into a Joinder Agreement under the credit facility, pursuant to which OpCo exercised an accordion feature and obtained a new $250.0 million incremental term loan facility, increasing the maximum borrowing capacity under the credit facility to $775.0 million. On December 1, 2016, in connection with the Stateline Acquisition, OpCo drew down $250.0 million under the incremental term loan facility and $20.0 million under the revolving credit facility. Please Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 17—Subsequent Events” for further details.

As of November 30, 2016, we had outstanding borrowings of $300.0 million under the term loan facility, $25.0 million under the delayed draw term loan facility and $63.0 million under the revolving credit facility, as well as approximately $54.9 million of letters of credit outstanding under the revolving credit facility. As of November 30, 2015, we had borrowings of $300.0 million under the term loan facility, as well as approximately $48.8 million of letters of credit outstanding under the revolving credit facility. The remaining portion of the revolving credit facility was undrawn.

OpCo’s credit facility is collateralized by a pledge over the equity of OpCo and certain of its subsidiaries. The Partnership and each of OpCo’s subsidiaries, other than certain non-guarantor subsidiaries, have guaranteed the obligations of OpCo under the credit facility.

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

OpCo’s credit facility also contains covenants requiring us to maintain the following financial ratios: (i) a debt to cash flow ratio (as more fully defined in the credit facility) of not more than (a) 6.00 to 1.00 for the fiscal quarters ending November 30, 2016 through November 30, 2017, and (b) 5.50 to 1.00 for each fiscal quarter ending thereafter; and (ii) a debt service coverage ratio (as more fully defined in the credit facility) of not less than 1.75 to 1.00. In addition, an event of default occurs under the credit facility upon a change of control. The credit facility defines a change of control as occurring when, among other things, (i) the Sponsors (or either of them) cease to direct the management, directly or indirectly, of us or OpCo, or (ii) the Sponsors collectively cease to own 35% of the economic interest in OpCo. In addition, the credit facility contains customary non-financial covenants and certain restrictions that will limit the Partnership’s, OpCo’s and certain of the Partnership’s and its domestic subsidiaries’ ability to, among other things, incur or guarantee additional debt and to make distributions on or redeem or repurchase OpCo common units. The Joinder Agreement amended OpCo’s credit facility to permit OpCo to incur up to $50.0 million in subordinated indebtedness from First Solar or its affiliate to pay a portion of the purchase price for the Stateline Project. As of November 30, 2016, the Partnership was in compliance with its debt covenants.

Public Offering

On September 28, 2016, the Partnership sold 8,050,000 Class A shares at a price to the public of $14.65 per share, for aggregate gross proceeds of $117.9 million, in an underwritten registered public offering (the “September 2016 Offering”). The underwriting discount of $3.5 million paid to the underwriters and associated expenses of $1.1 million, for a total of $4.6 million, were deducted from the gross proceeds from the September 2016 Public Offering. The Partnership received net proceeds of $113.3 million from the sale of the Class A shares after deducting underwriting fees and associated expenses. The Partnership used all of the net proceeds from the September 2016 Offering to purchase 8,050,000 OpCo common units from OpCo. OpCo used such net proceeds from the sale of common units to fund a portion of the purchase price for the 49% interest in the Henrietta Project.

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

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Year Ended	Eleven Months Ended	Year Ended
	November 30,	November 30,	December 28,
(in thousands)	2016	2015	2014
Net cash provided by operating activities	$54,636	$1,836	$1,801
Net cash used in investing activities	(272,001)	(219,016)	(55,231)
Net cash provided by financing activities	174,845	273,961	53,430

Operating Activities

Net cash provided by operating activities for the year ended November 30, 2016 was $54.6 million and was primarily the result of: (i) $18.1 million in cash distributions received from equity method investees that were classified in operating activities as returns on the investments; (ii) net income of $12.9 million; (iii) adjustments for non-cash charges of $42.3 million, including $22.9 million depreciation of operating lease assets and solar power systems, $18.2 million deferred income taxes expense, $0.2 million share-based compensation, $0.6 million amortization of debt issuance costs, and $0.4 million bad debt expense related to residential lease customers; (iv) $1.2 million increase in accounts payable and other accrued liabilities; and (v) $1.5 million decrease in accounts receivable and short-term financing receivables, net. These inflows were partially offset by: (i) adjustments for non-cash income of $19.8 million, including $18.3 million equity in earnings of unconsolidated investees and $1.5 million mark-to-market gain on interest rate swaps; (ii) $0.1 million decrease in deferred revenue from the Maryland Solar Project; and (iii) $1.4 million increase in prepaid expenses and other current assets.

Net cash provided by operating activities for the eleven months ended November 30, 2015 was $1.8 million and was primarily the result of: (i) $6.8 million of cash distributions from unconsolidated investees; (ii) adjustments for non-cash charges of $26.8 million, including a $12.5 million charge for deferred income taxes, $6.5 million loss upon termination of residential financing arrangement, $4.3 million depreciation of operating lease assets and solar energy systems, $1.3 million reserve for rebates receivable, $1.2 million interest expense for the financing arrangement of residential leased solar energy systems prior to termination, $0.6 million unrealized loss on interest rate swaps, $0.1 million of share-based compensation expense, and $0.3 million bad debt expense related to residential lease customers; (iii) a $5.4 million increase in accounts payable and other accrued liabilities; (iv) a $0.1 million decrease in accounts receivable and financing receivables, cash grants and rebates receivable; and (v) a $0.2 million decrease in solar power systems to be leased. This was partially offset by: (i) a net loss of $24.0 million; (ii) a $9.1 million non-cash adjustment for equity in earnings of unconsolidated investees; (iii) a $4.3 million increase in prepaid and other current assets, related to capitalized expenses incurred by the Predecessor for our initial public offering; and (iv) a $0.1 million decrease in deferred revenue.

Net cash provided by operating activities for the year ended December 28, 2014 was $1.8 million and was primarily the result of: (i) non-cash charges of $7.2 million for depreciation of operating lease assets and non-cash interest expense for two financing arrangements of leased solar energy systems; (ii) a $2.7 million decrease in rebates receivable and $1.1 million decrease in cash grants receivable; and (iii) a $0.5 million decrease in deferred costs related to leases placed in service during the year under sales-type leases. This was partially offset by: (i) a net loss of $1.2 million; (ii) a $3.5 million decrease in accounts payable and other accrued liabilities, related to recognition of deferred cash grant awards; (iii) an increase of $4.1 million in accounts receivable and financing receivable for rent due on sales-type and operating leases; and (iv) a $0.8 million decrease in deferred revenue mainly due to additional rebates on systems under operating leases placed in service during the year.

Investing Activities

Net cash used in investing activities for the year ended November 30, 2016 was $272.0 million and was primarily the result of $284.8 million net cash paid for the acquisitions of the Kern Phase 1(a) Assets, the Kern Phase 1(b) Assets, the Kern Phase 2(a) Assets, the Kingbird Project, the Hooper Project, the Macy’s Maryland Project and the Henrietta Project. These outflows were partially offset by $11.6 million of cash distributions from unconsolidated investees classified in investing activities as returns of the investments, and $1.2 million of net cash provided by purchases of property and equipment, which primarily consists of collections of test energy billings.

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

Financing Activities

Net cash provided by financing activities for the year ended November 30, 2016 was $174.8 million and was primarily the result of: (i) $113.3 million in proceeds from issuance of Class A shares, net of issuance costs; (ii) $86.6 million in proceeds from issuance of bank loans, net of issuance costs, including $63.0 million from the revolving credit facility and $25.0 million from the delayed draw term loan facility; (iii) $10.0 million in capital contributions from SunPower as an indemnity per the Omnibus Agreement for a short-fall associated with reimbursable costs for the Quinto Project network upgrade; and (iv) $3.7 million of cash contributions from tax equity investors. These cash inflows were partially offset by: (i) $20.2 million of cash distributions to our Class A shareholders; (ii) $12.3 million of cash distributions to our Sponsors as OpCo’s common and subordinated unitholders; and (iii) $6.2 million of cash distributions to tax equity investors.

Net cash provided by financing activities for the eleven months ended November 30, 2015 was $274.0 million due to: (i) $393.8 million in proceeds from issuance of Class A shares, net of issuance costs; (ii) $461.2 million in proceeds from issuance of bank loans, net of issuance costs from our term loan facility as well as a financing arrangement for the Quinto Solar Project; (iii) $341.7 million in capital contributions from SunPower to fund the IPO SunPower Project Entities before the IPO; (iv) $203.7 million in cash contributions from noncontrolling interests associated with our tax equity financing arrangements; and (v) $2.0 million in proceeds received from the issuance of a promissory note to First Solar. These cash inflows were partially offset by: (i) $371.5 million of cash distribution to SunPower as a Sponsor in connection with the IPO; (ii) $283.7 million of cash distribution to First Solar as a Sponsor in connection with the IPO; (iii) $264.1 million repayment of bank loans to terminate two residential lease financing arrangements prior to the IPO; (iv) $3.2 million of capital distributions to SunPower; (v) $202.7 million of cash distribution to SunPower for the remaining purchase price payments of initial projects; and (vi) $3.1 million of cash distributions to shareholders.

Net cash provided by financing activities for the year ended December 28, 2014 was $53.4 million due to $61.5 million in debt proceeds from financing the Quinto Project and $3.1 million of capital contributions from SunPower, partially offset by $11.2 million of capital distributions to SunPower.

Contractual Obligations

The following table summarizes our contractual obligations as of November 30, 2016:

		Payments Due by Period
(in thousands)	Total	2017	2018-2019	2020-2021	Beyond 2021
Land use commitments (1)	$63,919	$1,293	$3,015	$3,524	$56,087
Term loan (2)	329,512	8,548	16,426	304,538	—
Delayed draw term loan facility (3)	27,354	660	1,321	25,373	—
Revolving credit facility (3)	68,932	1,664	3,329	63,939	—
Total contractual obligations	$489,717	$12,165	$24,091	$397,374	$56,087

(1)

Land use commitments primarily relate to a non-cancellable operating lease for the Quinto Project and two operating leases for the Kingbird Project, and are equal to the minimum lease and easement payments to landowners for the right to use the land upon which solar power systems are located.

(2)

Includes $300.0 million of borrowings outstanding under the term loan facility entered into by OpCo on June 5, 2015 (in connection with our IPO) which will mature on or about June 5, 2020, at which point all amounts outstanding under the term loan facility will become due. From August 31, 2016 to August 31, 2018, which is the term of the interest rate swap, the interest payments are estimated based on the fixed swap interest rate of 0.85% plus the 2% margin for the notional amount of $250.0 million. The interest payments for the remaining $50.0 million notional amount through the maturity date, and the full amount outstanding thereafter, are estimated based on the floating cash interest rate of approximately 2.61% per annum effective as of November 30, 2016.

(3)

Includes $25.0 million of borrowings outstanding under the delayed draw term loan facility and $63.0 million of borrowings outstanding under the revolving credit facility entered into by OpCo on June 5, 2015, which will mature on or about June 5, 2020, at which point all amounts outstanding under the delayed draw term loan facility and the revolving credit facility will become due. The interest payments for the $88.0 million notional amount through the maturity date, and the full amount outstanding thereafter, are estimated based on the floating cash interest rate of approximately 2.61% per annum effective as of November 30, 2016.

Off-Balance-Sheet Arrangements

As of November 30, 2016, we did not have any significant off-balance-sheet arrangements.

Inflation

Inflation did not have a material impact on our results of operations in 2016.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to several market risks in our normal business activities. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transaction. The types of market risks to which we are exposed include credit risk and interest rate risk. Any market risk sensitive instruments that we have entered into are for hedging purposes, rather than for speculative trading.

Credit Risk

Credit risk relates to the risk of loss resulting from non-performance or non-payment by offtake counterparties under the terms of their contractual obligations, thereby impacting the amount and timing of expected cash flows. We monitor and manage credit risk through credit policies that include the use of credit mitigation measures such as having a diversified portfolio of offtake counterparties. However, there are a limited number of offtake counterparties under our offtake agreements, which offtake counterparties are entities engaged in the energy industry, and this concentration may impact the overall exposure to credit risk, either positively or negatively, in that the offtake counterparties may be similarly affected by changes in economic, industry or other conditions. If any of these offtake agreement customers’ receivable balances in the future should be deemed uncollectible, it could have a material adverse effect on our forecasted cash flows. As of November 30, 2016, two offtake counterparties were placed on CreditWatch by Standard & Poor’s Ratings Services, increasing our credit risk associated with these customers. Please read Part I, Item 1A. “Risk Factors—Risks Related to Our Project Agreements—We rely on a limited number of offtake counterparties and we are exposed to the risk that they are unwilling or unable to fulfill their contractual obligations to us or that they otherwise terminate their offtake agreements with us.”

Credit risk under the residential lease program is limited because customers are required to have a minimum FICO credit score at the time of initial contract, the existing customer base is of high credit quality with an average FICO credit score of 765 at the time of initial contract, the program has a large number of customers with small account balances for each, and the customers are diversified geographically within the United States. As of November 30, 2016, we do not believe we had significant credit risk under the residential lease program.

Credit risk also relates to the risk of loss resulting from non-performance or non-payment by our Sponsors under the terms of their contractual obligations, including indemnity, reimbursement and other payment obligations under the Omnibus Agreement, thereby impacting the amount and timing of expected cash flows. Our ability to mitigate such risk with respect to the Sponsors is limited. Please read Part I, Item 1A. “Risk Factors—Risks Related to Our Business—We are exposed to the credit risk of our Sponsors, and any deterioration of our Sponsors’ creditworthiness could adversely affect our business, our credit ratings and our overall risk profile.”

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of November 30, 2016, the outstanding principal balance of our variable interest borrowings was $388.0 million of which $138.0 million is unhedged. An immediate 10% increase in interest rates would have an increase of approximately $0.3 million of annualized interest expenses on our consolidated financial statements. This increase was mitigated by interest rate swaps that we entered into on August 31, 2016 in connection with our term loan facility, which covered $250.0 million of the $388.0 million outstanding principal balance as of November 30, 2016. On January 5, 2017, we executed an interest rate swap in connection with our term loan facility to cover an additional $40.0 million outstanding principal balance. As of November 30, 2016, our investment portfolio consisted of 100% in demand deposits.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	89

Consolidated Balance Sheets as of November 30, 2016 and November 30, 2015	91

Consolidated Statements of Operations for the Year Ended November 30, 2016, the Eleven Months Ended November 30, 2015 and the Year Ended December 28, 2014	92

Consolidated Statements of Comprehensive Income (Loss) for the Year Ended November 30, 2016, the Eleven Months Ended November 30, 2015 and the Year Ended December 28, 2014	93

Consolidated Statements of Shareholders’ Equity for the Year Ended November 30, 2016, the Eleven Months Ended November 30, 2015 and the Year Ended December 28, 2014	94

Consolidated Statements of Cash Flows for the Year Ended November 30, 2016, the Eleven Months Ended November 30, 2015 and the Year Ended December 28, 2014	95

Notes to Consolidated Financial Statements	96

Report of Independent Registered Public Accounting Firm

To the General Partner and Shareholders of 8point3 Energy Partners LP:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of 8point3 Energy Partners LP and its subsidiaries as of November 30, 2016 and November 30, 2015, and the results of their operations and their cash flows for the year ended November 30, 2016 and the eleven months ended  November 30, 2015 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

January 26, 2017

Report of Independent Registered Public Accounting Firm

To Management of SunPower Corporation:

We have audited the accompanying combined carve-out statements of operations and comprehensive loss, shareholder’s equity and cash flows of Select Project Entities and Leases of SunPower Corporation (Predecessor) for the year ended December 28, 2014. These financial statements are the responsibility of the management of SunPower Corporation. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the statements referred to above present fairly, in all material respects, the combined results of the operations and the cash flows of Select Project Entities and Leases of SunPower Corporation for the year ended December 28, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Jose, CA

March 10, 2015

8point3 Energy Partners LP

Consolidated Balance Sheets

(In thousands, except share data)

	November 30,	November 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$14,261	$56,781
Accounts receivable and short-term financing receivables, net	5,401	4,289
Prepaid and other current assets[1]	15,745	8,033
Total current assets	35,407	69,103
Property and equipment, net	720,132	486,942
Long-term financing receivables, net	80,014	83,376
Investments in unconsolidated affiliates	475,078	352,070
Other long-term assets	24,432	26,142
Total assets	$1,335,063	$1,017,633
Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities[1]	$23,771	$2,612
Short-term debt and financing obligations	1,964	1,964
Deferred revenue, current portion	870	489
Total current liabilities	26,605	5,065
Long-term debt and financing obligations	384,436	297,206
Deferred revenue, net of current portion	308	746
Deferred tax liabilities	30,733	12,491
Asset retirement obligations	13,448	9,992
Total liabilities	455,530	325,500
Redeemable noncontrolling interests	17,624	89,747
Commitments and contingencies (Note 6)
Equity:
Class A shares, 28,072,680 and 20,007,281 issued and outstanding as of November 30, 2016 and November 30, 2015, respectively	249,138	392,748
Class B shares, 51,000,000 issued and outstanding as of November 30, 2016 and November 30, 2015	—	—
Accumulated earnings	22,440	15,580
Total shareholders' equity attributable to 8point3 Energy Partners LP	271,578	408,328
Noncontrolling interests	590,331	194,058
Total equity	861,909	602,386
Total liabilities and equity	$1,335,063	$1,017,633

[1]

The Partnership has related-party balances for transactions made with the Sponsors and tax equity investors. Related-party balances recorded within “Prepaid and other current assets” in the consolidated balance sheets were $0.9 million due from Sponsors as of both November 30, 2016 and November 30, 2015. Related-party balances recorded within “Accounts payable and other current liabilities” in the consolidated balance sheets were $19.7 million and $0.2 million due to Sponsors as of November 30, 2016 and November 30, 2015, respectively, and $1.0 million and zero due to tax equity investors as of November 30, 2016 and November 30, 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

8point3 Energy Partners LP

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended	Eleven Months Ended	Year Ended
	November 30,	November 30,	December 28,
	2016	2015	2014
Revenues:
Operating revenues[1]	$61,198	$10,660	$9,231
Total revenues	61,198	10,660	9,231
Operating costs and expenses[1]:
Cost of operations	6,959	2,624	(3,195)
Cost of operations—SunPower, prior to IPO	—	468	937
Selling, general and administrative	7,003	10,702	4,818
Depreciation and accretion	22,792	4,291	2,339
Acquisition-related transaction costs	2,271	212	—
Total operating costs and expenses	39,025	18,297	4,899
Operating income (loss)	22,173	(7,637)	4,332
Other expense (income):
Interest expense	12,081	1,860	5,525
Interest income	(1,203)	(1,470)	—
Other expense (income)	(1,518)	12,536	—
Total other expense, net	9,360	12,926	5,525
Income (loss) before income taxes	12,813	(20,563)	(1,193)
Income tax provision	(18,244)	(12,503)	(23)
Equity in earnings of unconsolidated investees	18,341	9,055	—
Net income (loss)	12,910	(24,011)	(1,216)
Less: Predecessor loss prior to IPO on June 24, 2015	—	(20,095)
Net income (loss) subsequent to IPO	12,910	(3,916)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(14,191)	(22,642)
Net income attributable to 8point3 Energy Partners LP Class A shares	$27,101	$18,726
Net income per Class A share:
Basic	$1.27	$0.94
Diluted	$1.27	$0.94
Distributions per Class A share:	$0.91	$0.16
Weighted average number of Class A shares:
Basic	21,420	20,002
Diluted	36,920	35,034

[1]

The Partnership has related-party activities for transactions made with the Sponsors. Related party transactions recorded within “Operating revenues” in the consolidated statement of operations were $5.2 million for the year ended November 30, 2016, $2.3 million for the eleven months ended November 30, 2015, and zero for the year ended December 28, 2014. Related party transactions recorded within “Operating costs and expenses” in the consolidated statement of operations were $7.0 million for the year ended November 30, 2016, $1.4 million for the eleven months ended November 30, 2015, and $0.9 million for the year ended December 28, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

8point3 Energy Partners LP

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share data)

	Year Ended	Eleven Months Ended	Year Ended
	November 30,	November 30,	December 28,
	2016	2015	2014
Net income (loss)	$12,910	$(24,011)	$(1,216)
Other comprehensive income (loss):
Realized gain (loss) on cash flow hedges[1]	—	3,156	(3,156)
Total comprehensive income (loss)	12,910	(20,855)	(4,372)
Less: Predecessor comprehensive loss prior to IPO on June 24, 2015	—	(16,939)	(4,372)
Comprehensive income (loss) subsequent to IPO	12,910	(3,916)	$—
Less: comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(14,191)	(22,642)
Comprehensive income attributable to 8point3 Energy Partners LP Class A shares	$27,101	$18,726

[1]

The realized gain on cash flow hedge relates to the Predecessor’s interest swap that was terminated upon closing of the IPO and the remaining ineffective portion was recognized in earnings during the eleven months ended November 30, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

8point3 Energy Partners LP

Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

							Accumulated
	Redeemable	SunPower					Other		Total
	Noncontrolling	Investment	Class A Shares		Class B Shares		Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Interests	prior to IPO	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity	Interests	Total Equity
Balance as of December 29, 2013	$—	$139,933	—	$—	—	$—	$—	$—	$—	$—	$139,933
Predecessor loss prior to IPO	—	(1,216)	—	—	—	—	—	—	—	—	(1,216)
Unrealized loss on cash flow hedges	—	—	—	—	—	—	(3,156)	—	—	—	(3,156)
Contributions from SunPower	—	3,147	—	—	—	—	—	—	—	—	3,147
Distributions to SunPower	—	(11,198)	—	—	—	—	—	—	—	—	(11,198)
Balance as of December 28, 2014	—	130,666	—	—	—	—	(3,156)	—	—	—	127,510
Predecessor loss prior to IPO	—	(20,095)	—	—	—	—	—	—	—	—	(20,095)
Contributions from SunPower	—	337,794	—	—	—	—	—	—	—	—	337,794
Distributions to SunPower	—	(3,163)	—	—	—	—	—	—	—	—	(3,163)
Net change in unrealized loss on cash flow hedges	—	—	—	—	—	—	3,156	—	—	—	3,156
Balance as of June 24, 2015	—	445,202	—	—	—	—	—	—	—	—	445,202
Issuance by OpCo of OpCo common units, subordinated units and Incentive Distribution Rights ("IDRs") for contribution of SunPower Project Entities	—	(493,790)	—	—	—	—	—	—	—	493,790	—
Predecessor's liabilities assumed by SunPower	—	48,588	—	—	—	—	—	—	—	—	48,588
Issuance by OpCo of OpCo common units, subordinated units and IDRs for acquisition of interests in First Solar Project Entities	—	—	—	—	—	—	—	—	—	408,820	408,820
Contributions from noncontrolling interests - tax equity investors	178,079	—	—	—	—	—	—	—	—	25,638	25,638
Distribution to Sponsors	—	—	—	—	—	—	—	—	—	(857,904)	(857,904)
Issuance of Class A shares at IPO, net of issuance costs	—	—	20,000,000	392,636	—	—	—	—	392,636	—	392,636
Issuance of Class B shares to First Solar	—	—	—	—	22,116,925	—	—	—	—	—	—
Issuance of Class B shares to SunPower	—	—	—	—	28,883,075	—	—	—	—	—	—
Share-based compensation	—	—	7,281	112	—	—	—	—	112	—	112
Contributions from SunPower	—	—	—	—	—	—	—	—	—	58,026	58,026
Cash distributions to Class A shareholders	—	—	—	—	—	—	—	(3,146)	(3,146)	—	(3,146)
Net income (loss) subsequent to IPO	(88,332)	—	—	—	—	—	—	18,726	18,726	65,688	84,414
Balance as of November 30, 2015	89,747	—	20,007,281	392,748	51,000,000	—	—	15,580	408,328	194,058	602,386
Noncontrolling interests obtained through acquisition	—	—	—	—	—	—	—	—	—	40,128	40,128
Cash and accrued distributions to noncontrolling interests - tax equity investors	(3,580)	—	—	—	—	—	—	—	—	(3,574)	(3,574)
Issuance of Class A shares, net of issuance costs	—	—	8,050,000	113,325	—	—	—	—	113,325	—	113,325
Reclassification of noncontrolling interests due to issuance of Class A shares	—	—	—	(257,159)	—	—	—	—	(257,159)	257,159	—
Share-based compensation	—	—	15,399	224	—	—	—	—	224	—	224
Contributions from SunPower	—	—	—	—	—	—	—	—	—	9,973	9,973
Contributions from tax equity investors	—	—	—	—	—	—	—	—	—	50,507	50,507
Cash distributions to Class A shareholders	—	—	—	—	—	—	—	(20,241)	(20,241)	—	(20,241)
Cash distributions to Sponsors as OpCo unitholders	—	—	—	—	—	—	—	—	—	(12,271)	(12,271)
Net income (loss)	(68,543)	—	—	—	—	—	—	27,101	27,101	54,351	81,452
Balance as of November 30, 2016	$17,624	$—	28,072,680	$249,138	51,000,000	$—	$—	$22,440	$271,578	$590,331	$861,909

The accompanying notes are an integral part of these consolidated financial statements.

8point3 Energy Partners LP

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended	Eleven Months Ended	Year Ended
	November 30,	November 30,	December 28,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$12,910	$(24,011)	$(1,216)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	22,880	4,291	2,339
Unrealized loss (gain) on interest rate swap	(1,508)	611	—
Interest expense on financing obligation	—	1,193	4,838
Loss on termination of financing obligation	—	6,477	—
Reserve for rebates receivable	—	1,338	—
Distributions from unconsolidated investees	18,075	6,766	—
Equity in earnings of unconsolidated investees	(18,341)	(9,055)	—
Deferred income taxes	18,242	12,491	—
Share-based compensation	224	112	—
Amortization of debt issuance costs	626	—	—
Changes in allowance for doubtful accounts	370	328	—
Changes in operating assets and liabilities:
Accounts receivable and financing receivable, net	1,481	46	(4,118)
Cash grants receivable	—	146	1,099
Rebates receivable	—	(121)	2,685
Solar power systems to be leased under sales type leases	—	197	463
Prepaid and other current assets	(1,435)	(4,258)	—
Deferred revenue	(59)	(118)	(819)
Accounts payable and other current liabilities	1,171	5,403	(3,470)
Net cash provided by operating activities	54,636	1,836	1,801
Cash flows from investing activities:
Cash provided by (used in) purchases of property and equipment	1,167	(223,688)	(58,457)
Cash paid for acquisitions	(284,797)	—	—
Receipts of cash grants related to solar energy systems under operating leases	—	—	3,226
Distributions from unconsolidated investees	11,629	4,672	—
Net cash used in investing activities	(272,001)	(219,016)	(55,231)
Cash flows from financing activities:
Proceeds from issuance of Class A shares, net of issuance costs	113,325	393,750	—
Proceeds from issuance of bank loans, net of issuance costs	86,567	461,192	61,481
Proceeds from issuance of promissory note to First Solar	—	1,964	—
Repayment of bank loans	—	(264,143)	—
Capital contributions from SunPower	9,973	341,694	3,147
Capital distributions to SunPower	—	(3,163)	(11,198)
Cash distribution to First Solar at IPO	—	(283,697)	—
Cash distribution to SunPower at IPO	—	(371,527)	—
Cash distribution to SunPower for the remaining purchase price payments of initial projects	—	(202,680)	—
Cash distribution to Class A shareholders	(20,241)	(3,146)	—
Cash distributions to Sponsors as OpCo unitholders	(12,271)	—	—
Cash contributions from noncontrolling interests and redeemable noncontrolling interests - tax equity investors	3,671	203,717	—
Cash distributions to noncontrolling interests and redeemable noncontrolling interests - tax equity investors	(6,179)	—	—
Net cash provided by financing activities	174,845	273,961	53,430
Net increase (decrease) in cash and cash equivalents	(42,520)	56,781	—
Cash and cash equivalents, beginning of period	56,781	—	—
Cash and cash equivalents, end of period	$14,261	$56,781	$—
Non-cash transactions:
Assignment of financing receivables to a third-party financial institution	$—	$1,279	$7,815
Property and equipment acquisitions funded by liabilities	19,538	—	8,675
Property and equipment additions funded by SunPower post-IPO	—	50,683	—
Settlement of related party payable by capital contribution from tax equity investor	46,837	—	—
Predecessor liabilities assumed by SunPower	—	48,588	—
Accrued distributions to noncontrolling interests and redeemable noncontrolling interests - tax equity investors	975	—	—
Issuance by OpCo of OpCo common units, subordinated units and IDRs for acquisition of interests in First Solar Project Entities	—	408,820	—
Supplemental disclosures:
Cash paid for interest, net of amounts capitalized	11,525	437	688

The accompanying notes are an integral part of these consolidated financial statements.

8point3 Energy Partners LP

Notes to Consolidated Financial Statements

Note 1. Description of Business

The Partnership

8point3 Energy Partners LP (together with its subsidiaries, the “Partnership”) is a limited partnership formed on March 3, 2015 under a master formation agreement by SunPower Corporation (“SunPower”) and First Solar, Inc. (“First Solar” and, together with SunPower, the “Sponsors”) to own, operate and acquire solar energy generation systems. The Partnership’s initial public offering (the “IPO”) was completed on June 24, 2015. 8point3 General Partner, LLC (the “General Partner”), the Partnership’s general partner, is a wholly-owned subsidiary of 8point3 Holding Company, LLC, an entity owned by SunPower and First Solar (“Holdings”).  As of November 30, 2016, 8point3 Energy Partners LP owned a controlling non-economic managing member interest in 8point3 Operating Company, LLC (“OpCo”) and a 35.5% limited liability company interest in OpCo and the Sponsors collectively owned a noncontrolling 64.5% limited liability company interest in OpCo.

The following table provides an overview of the assets that comprise the Partnership’s portfolio (the “Portfolio”) as of November 30, 2016:

Project	Location	Commercial Operation Date(1)	MW(ac) (2)	Counterparty	Remaining Term of Offtake Agreement (in years)(3)
Utility
Maryland Solar	Maryland	February 2014	20	FirstEnergy Solutions	16.3
Solar Gen 2	California	November 2014	150	San Diego Gas & Electric	23.0
Lost Hills Blackwell	California	April 2015	32	City of Roseville/Pacific Gas and Electric	27.1(4)
North Star	California	June 2015	60	Pacific Gas and Electric	18.6
RPU	California	September 2015	7	City of Riverside	23.8
Quinto	California	November 2015	108	Southern California Edison	19.0
Hooper	Colorado	December 2015	50	Public Service Company of Colorado	19.1
Kingbird	California	April 2016	40	Southern California Public Power Authority (5)	19.4
Henrietta	California	October 2016	102	Pacific Gas and Electric	19.8

Commercial & Industrial
UC Davis	California	September 2015	13	University of California	18.8
Macy's California	California	October 2015	3	Macy's Corporate Services	18.9
Macy’s Maryland	Maryland	December 2016	5	Macy's Corporate Services	20.0
Kern(6)	California	June 2017	13	Kern High School District	19.9
Residential Portfolio	U.S. – Various	June 2014	39	Approx. 5,900 homeowners(7)	15.8(8)
Total			642(9)

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

(1)

For the Macy’s California Project, the Macy’s Maryland Project, and the Kern Project (as defined below), commercial operation date (“COD”) represents the first date on which all of the solar generation systems within each of the Macy’s California Project, the Macy’s Maryland Project and the Kern Project, respectively, have achieved or are expected to achieve COD. Please read “Note 3—Business Combinations—2016 Acquisitions” for further details on the Kern Project and the Macy’s Maryland Project. For the Residential Portfolio, COD represents the first date on which all of the residential systems within the Residential Portfolio have achieved COD.

(2)	The megawatts (“MW”) for the projects in which the Partnership owns less than a 100% interest or in which the Partnership is the lessor under any sale-leaseback financing are shown on a gross basis.
(3)	Remaining term of offtake agreement is measured from the later of November 30, 2016 or the expected COD of the applicable project.
(4)

Remaining term comprised of 2.1 years on a power purchase agreement (“PPA”) with the City of Roseville, California, followed by a 25-year PPA with Pacific Gas and Electric Company (“PG&E”) starting in 2019.

(5)	The Kingbird Project is subject to two separate PPAs with member cities of the Southern California Public Power Authority.
(6)

OpCo’s acquisition of the Kern Project is being effectuated in four phases, with the closing of the first phase, reflecting a nameplate capacity of 3 MW, having occurred on January 26, 2016, the closing of the second phase, reflecting a nameplate capacity of 5 MW, having occurred on September 9, 2016, and the closing of the third phase, reflecting a nameplate capacity of 5 MW, having occurred on November 30, 2016.

(7)

Comprised of the approximately 5,900 solar installations located at homes in Arizona, California, Colorado, Hawaii, Massachusetts, New Jersey, New York, Pennsylvania and Vermont, that are held by SunPower Residential I, LLC (the “Residential Portfolio Project Entity”) and have an aggregate nameplate capacity of 39 MW.

(8)	Remaining term is the weighted average duration of all of the residential leases, in each case measured from November 30, 2016.
(9)	The Stateline Project was acquired by the Partnership on December 1, 2016 and increased the size of the Partnership’s Portfolio to 942 MW. Please read “Note 17—Subsequent Events” for further details.

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
•

Solar Star California XXX, LLC and Solar Star California XXX (2), LLC (collectively, the “Macy’s California Project Entities”), which hold the Macy’s California Project (as defined in the glossary in this Annual Report on Form 10-K (the “Glossary”));

•	Solar Star California XIII, LLC (the “Quinto Project Entity”), which holds the Quinto Project (as defined in the Glossary);
•	Solar Star California XXXI, LLC (the “RPU Project Entity”), which holds the RPU Project (as defined in the Glossary);

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

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

On January 26, 2016, OpCo entered into a Purchase, Sale and Contribution Agreement (the “Kern Purchase Agreement”) with SunPower pursuant to which OpCo agreed to purchase an interest in the Kern Project, as further described below in “Note 3—Business Combinations—2016 Acquisitions.” Effective January 26, 2016, a subsidiary of OpCo acquired from SunPower all of the class B limited liability company interests of SunPower Commercial II Class B, LLC (the “Kern Class B Partnership”). Kern High School District Solar (2), LLC (the “Kern Project Entity”) is an indirect subsidiary of the Kern Class B Partnership, and OpCo holds a controlling interest in the Kern Class B Partnership effective January 26, 2016. The Partnership has concluded that OpCo is the primary beneficiary of the Kern Class B Partnership as it has the power to direct the activities that most significantly impact its economic performance and absorbs the majority of losses and has the right to receive benefits over the life of the project. Therefore, OpCo consolidates this less-than-wholly-owned entity.

On March 31, 2016, OpCo entered into a Purchase and Sale Agreement (the “Kingbird Purchase Agreement”) with First Solar and First Solar Asset Management, LLC, a wholly-owned subsidiary of First Solar (“First Solar Asset Management”), to acquire an interest in the Kingbird Project, as further described below in “Note 3—Business Combinations—2016 Acquisitions.” Effective March 31, 2016, a subsidiary of OpCo acquired FSAM Kingbird Solar Holdings, LLC from First Solar. FSAM Kingbird Solar Holdings, LLC holds the class B limited liability company interests of Kingbird Solar, LLC. Kingbird Solar A, LLC and Kingbird Solar B, LLC (the “Kingbird Project Entities”) are direct subsidiaries of Kingbird Solar, LLC, and OpCo holds a controlling interest in the Kingbird Solar, LLC effective March 31, 2016. The Partnership has concluded that OpCo is the primary beneficiary of Kingbird Solar, LLC as it has the power to direct the activities that most significantly impact its economic performance and absorbs the majority of losses and has the right to receive benefits over the life of the project. Therefore, OpCo consolidates this less-than-wholly-owned entity.

On March 31, 2016, OpCo entered into a Contribution Agreement (the “Hooper Purchase Agreement”) with SunPower and SunPower AssetCo, LLC, a wholly-owned subsidiary of SunPower (“SunPower AssetCo”), to acquire an interest in the Hooper Project, as further described below in “Note 3—Business Combinations—2016 Acquisitions.” Effective April 1, 2016, a subsidiary of OpCo acquired from SunPower all of the class B limited liability company interests of SSCO III Class B Holdings, LLC (the “Hooper Class B Partnership”). Solar Star Colorado III, LLC (the “Hooper Project Entity”) is an indirect subsidiary of the Hooper Class B Partnership, and OpCo holds a controlling interest in the Hooper Class B Partnership effective April 1, 2016. The Partnership has concluded that OpCo is the primary beneficiary of the Hooper Class B Partnership as it has the power to direct the activities that most significantly impact its economic performance and absorbs the majority of losses and has the right to receive benefits over the life of the project. Therefore, OpCo consolidates this less-than-wholly-owned entity.

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

On June 29, 2016, OpCo entered into a Contribution Agreement (the “Macy’s Maryland Purchase Agreement”) with SunPower and SunPower AssetCo to acquire an interest in the Macy’s Maryland Project, as further described below in “Note 3—Business Combinations—2016 Acquisitions.” Effective July 1, 2016, a subsidiary of OpCo acquired from SunPower all of the class B limited liability company interests of SunPower Commercial III Class B, LLC (the “Macy’s Maryland Class B Partnership”). Northstar Macys Maryland 2015, LLC (the “Macy’s Maryland Project Entity”) is an indirect subsidiary of the Macy’s Maryland Class B Partnership, and OpCo holds a controlling interest in the Macy’s Maryland Class B Partnership effective July 1, 2016. The Partnership has concluded that OpCo is the primary beneficiary of the Macy’s Maryland Class B Partnership as it has the power to direct the activities that most significantly impact its economic performance and absorbs the majority of losses and has the right to receive benefits over the life of the project. Therefore, OpCo consolidates this less-than-wholly-owned entity.

On September 20, 2016, OpCo entered into a Contribution Agreement (the “Henrietta Purchase Agreement”) with SunPower and SunPower AssetCo to acquire a 49% interest in the Henrietta Project, as further described below in “Note 4—Investment in Unconsolidated Affiliates.” Effective September 29, 2016, a subsidiary of OpCo acquired from SunPower all of the class B limited liability company interests of Parrey Class B Member, LLC (the “Henrietta Class B Partnership”). The Henrietta Class B Partnership owns all of the class B limited liability company interests of Parrey Holding Company, LLC (“Henrietta Holdings”), the indirect owner of 100% of the limited liability company membership interests in the Henrietta Project Entity. Such class B membership interests in Henrietta Holdings entitle OpCo to a 49% economic interest in the Henrietta Project Entity. An affiliate of Southern Company, which is not affiliated with the Partnership, owns the other 51% economic interest in the Henrietta Project Entity. The Partnership has concluded that OpCo’s minority membership interest in Henrietta Holdings will be accounted for as an equity method investment.

On November 11, 2016, OpCo entered into a Purchase and Sale Agreement (the “Stateline Purchase Agreement”) with First Solar and First Solar Asset Management to acquire a 34% interest in the Stateline Project, as further described below in “Note 17—Subsequent Events.”

Principles of Consolidation

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

For all periods prior to the IPO, the accompanying consolidated financial statements and the notes thereto represent the results of the combined carve-out statements of the Predecessor and were prepared using SunPower’s historical basis in assets and liabilities. For all periods subsequent to the IPO, the accompanying consolidated financial statements and the notes thereto represent the results of 8point3 Energy Partners LP which consolidates OpCo through its controlling interest.

Throughout the periods presented in the Predecessor’s combined carve-out financial statements, the Predecessor did not exist as a separate, legally constituted entity. The Predecessor’s combined carve-out financial statements were therefore derived from SunPower’s consolidated financial statements to represent the financial position and performance of the Predecessor on a stand-alone basis during those periods in accordance with U.S. GAAP. The Predecessor’s management made allocations to approximate operating activities and cash flows as well as allocations of certain corporate expenses and believes the assumptions and methodology underlying the allocations are reasonable.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the Partnership's consolidated financial statements and the accompanying notes. Such reclassifications had no effect on previously reported results of operations or accumulated earnings.

Fiscal Years

On June 24, 2015, in connection with the closing of the IPO, the Partnership amended its partnership agreement to include a change in the fiscal year to November 30. The Predecessor had a 52-to-53 week fiscal year that ended on the Sunday closest to December 31. The accompanying consolidated financial statements cover the period from December 1, 2015 through November 30, 2016, representing the entire twelve-month period of the Partnership’s 2016 fiscal year. The prior year’s comparable periods cover the period from December 29, 2014 through November 30, 2015, representing the eleven-month period of the Partnership’s adopted 2015

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

fiscal year, and the period from December 30, 2013 through December 28, 2014, reported on the basis of the 2014 fiscal year of the Partnership’s Predecessor, which was a 52-week fiscal year.

As a result of the change in the Partnership’s fiscal year end, the annual and quarterly periods of its newly adopted fiscal year do not coincide with the historical quarterly periods previously reported by its Predecessor. Financial information for the years ended November 30, 2015 and November 30, 2014 have not been included in this Form 10-K for the following reasons: (i) the eleven months ended November 30, 2015 and the year ended December 28, 2014 provide as meaningful a comparison to the year ended November 30, 2016 as would the years ended November 30, 2015 and November 30, 2014; (ii) the Partnership believes that there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the years ended November 30, 2015 and November 30, 2014 were presented in lieu of results for the eleven months ended November 30, 2015 and the year ended December 28, 2014; and (iii) it was not practicable or cost justified to prepare this information.

Management Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in these consolidated financial statements include the assumptions and methodology underlying the allocations of expenses incurred on the Predecessor’s behalf that were recorded in the Predecessor’s carve-out financial statements, as well as: allowances for doubtful accounts related to accounts receivable and financing receivables; estimates of future cash flows and economic useful lives of property and equipment; the fair value and residual value of leased solar power systems; fair value of financial instruments; fair value of acquired assets and liabilities; valuation of certain accrued liabilities such as accrued warranty and asset retirement obligations (“AROs”); and income taxes including the related valuation allowance. Actual results could materially differ from those estimates.

Costs Related to IPO

Direct costs related to the IPO that were incurred by the Predecessor were deferred and capitalized as part of prepaid expense and other assets on the consolidated balance sheets. These costs include legal and accounting fees as well as other costs directly related to the IPO. These deferred costs have subsequently been accounted for as a reduction in the proceeds of the IPO and a reduction in the balance under the Partnership’s term loan entered into in connection with the IPO as capitalized financing costs. Other formation and offering related fees that were not directly related to the IPO were expensed as incurred in the Predecessor’s financial statements. For the eleven months ended November 30, 2015, $2.5 million has been deferred and capitalized, and $1.6 million has been expensed as part of selling, general and administrative (“SG&A”) expenses.

Note 2. Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their respective fair values due to their short-term maturities. Derivative financial instruments are carried at fair value based on quoted market prices for financial instruments with similar characteristics. The Partnership has interest rate swap agreements that economically hedge the cash flows for the term loan facility, which are not designated as cash flow hedges. Therefore, the changes in fair value are recorded in other expense in the consolidated statement of operations as these hedges are not accounted for under hedge accounting. In addition, the Predecessor entered into interest rate swap agreements, designated as cash flow hedges, in the fourth quarter of the year ended December 28, 2014 on the outstanding and forecasted future borrowings under the Quinto Credit Facility (as defined below) to reduce the impact of changes in interest rates; unrealized gains and losses of the effective portion of derivative financial instruments were excluded from earnings and reported as a component of accumulated other comprehensive loss in the consolidated balance sheets. The ineffective portion of derivatives financial instruments were included in other expense (income), net in the consolidated statements of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from non-owner sources. The Partnership’s comprehensive income (loss) for each period presented is comprised of (i) its net income (loss); and (ii) changes in unrealized gains or losses for the effective portion of derivatives designated as cash flow hedges.

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

Equity Method Investments

The Partnership uses the equity method of accounting for equity investments where it has the ability to significantly influence the operations or financial decisions of the investee but does not own a majority interest. It considers the participating and protective rights it has as well as the legal form of the investee when evaluating whether it has the ability to exercise significant influence. Equity method investments are included in “Investment in unconsolidated affiliates” in the accompanying consolidated balance sheets. The Partnership monitors investments in equity affiliates for impairment and records reductions in carrying values if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. Circumstances that indicate an other-than-temporary decline include factors such as decreases in quoted market prices or declines in operations. The evaluation of an investment for potential impairment requires management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. During the year ended November 30, 2016 and the eleven months ended November 30, 2015, no impairment losses were recorded related to the Partnership’s equity method investments.

On the consolidated statements of cash flows, the Partnership classifies distributions received from unconsolidated investees accounted for under the equity method using the cumulative earnings approach. Under the cumulative earnings approach, the Partnership compares cumulative distributions received, less distributions received in the prior year that were determined to be returns of investment, to its share of cumulative equity in earnings (as adjusted for basis differences) for each unconsolidated investee on an inception-to-date basis. If the Partnership’s inception-to-date distributions are greater than its inception-to-date equity in earnings for an unconsolidated investee, the distributions up to its inception-to-date equity in earnings are considered a return on investment and are therefore classified as cash flows from operating activities, while the distributions of that unconsolidated investee in excess of its inception-to-date equity in earnings are considered to be a return of investment and are classified as cash flows from investing activities. If the Partnership’s inception-to-date distributions are less than its inception-to-date equity in earnings for an unconsolidated investee, such distributions are considered to be a return on investment and are classified as cash flows from operating activities.

Cash and Cash Equivalents

The Partnership considers unrestricted cash on hand and demand deposits in banks to be cash and cash equivalents; such balances approximate fair value at November 30, 2016 and November 30, 2015. Highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase are considered cash equivalents.

Accounts Receivable and Financing Receivable

Accounts receivable:    Accounts receivable are reported on the consolidated balance sheets at the outstanding invoiced amounts, adjusted for any write-offs and estimated allowance for doubtful accounts. The Partnership maintains an allowance for doubtful accounts based on the expected collectability of all accounts receivable, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. Qualified customers under the residential lease program are required to have a minimum “fair” FICO credit score at the time of initial contract. The Partnership believes that its concentration of credit risk is limited because of its large number of residential customers, high credit quality of the residential customer base with high average FICO credit scores at the time of initial contract, small account balances for most of these residential customers, and customer geographic diversification. As of November 30, 2016 and November 30, 2015, less than $0.1 million and zero, respectively, allowance for doubtful accounts related to operating leases had been recorded.

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

The Partnership recognizes an allowance for losses on financing receivables in an amount equal to the probable losses, net of recoveries and bases such reserves on several factors, including consideration of historical credit losses. As of November 30, 2016 and November 30, 2015, $0.7 million and $0.3 million, respectively, had been recorded as allowance for losses on financing receivables.

Property and Equipment

Property and equipment, including photovoltaic (“PV”) solar power systems, are stated at cost, less accumulated depreciation. Any energy generated by PV solar power systems prior to being placed into service or investment tax credit to which a Sponsor is entitled reduces the carrying value of the asset by the related amount. Residential leased solar energy systems are depreciated to their

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

estimated residual value using the straight-line method over the lease term of 20 years. Depreciation expense for PV solar power systems is computed using the straight-line method over the shorter of the term of the estimated useful life or the lease on the land. The estimated useful life of a system is reassessed whenever applicable facts and circumstances indicate a change in the estimated useful life of such system has occurred. The estimated useful life of all solar energy systems is 30 years and all systems are physically located in the United States. Depreciation expense for the year ended November 30, 2016, the eleven months ended November 30, 2015 and the year ended December 28, 2014 was $22.8 million, $4.3 million and $2.3 million, respectively. Repairs and maintenance costs are expensed as incurred.

Construction-in-Progress

Projects comprised of solar energy systems yet to be leased to residential homeowners and project assets that are still under construction are construction-in-progress and are not depreciated until they are placed in service.

Long-Lived Assets

The Partnership evaluates its long-lived assets, including property and equipment, construction-in-progress and projects for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review of leased solar energy systems include lease asset depreciation expense greater than associated operating revenue, decrease in the estimated residual value of the leased solar energy system, and inability to collect lease payments due from lessees whether through aging receivables, lease contract amendments or terminations. The impairment evaluation of leased solar energy systems includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets over the remaining estimated useful lives, the Partnership records an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. Fair value is generally measured based on discounted cash flow analyses.

With respect to solar energy projects, the Partnership considers the project commercially viable if it is anticipated to be operated for a profit once it is fully operating. The Partnership examines a number of factors to determine if the project will be profitable, including the pricing of the offtake agreement and whether there are any environmental, ecological, permitting, or regulatory conditions that have changed for the project since the start of development. Such changes could cause the cost of the project to increase.

Interest Capitalization

Interest incurred on funds borrowed to finance construction of projects is capitalized to construction-in-progress until the system is ready for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Partnership capitalizes interest on amounts expended on the project at the Partnership’s weighted average cost of borrowed money. The amount of interest capitalized for the year ended November 30, 2016, the eleven months ended November 30, 2015 and the year ended December 28, 2014 was $0.7 million, $6.5 million and $2.8 million, respectively.

Asset Retirement Obligations

In some cases the Partnership operates certain projects under power purchase and other agreements that include a requirement for the removal of the solar energy systems at the end of the term of the agreement. The Partnership accounts for such legal obligations or AROs in accordance with U.S. GAAP, which requires that a liability for the fair value of an ARO be recognized in the period in which it is incurred if it can be reasonably estimated with the offsetting, associated asset retirement cost capitalized as part of the carrying amount of the property and equipment. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset’s estimated useful life. The Partnership has accrued AROs of $13.4 million and $10.0 million as of November 30, 2016 and November 30, 2015, respectively.

Contingencies

The Partnership is involved in conditions, situations or circumstances in the ordinary course of business with possible loss contingencies, such as system output performance warranty and residential lease system repairs, that will ultimately be resolved when one or more future events occur or fail to occur. In certain circumstances, the Partnership has hired service providers to mitigate the potential risk of loss. For example, the Partnership provides system output performance warranties under residential lease agreements with homeowners. The operations and maintenance (“O&M”) provider, currently a subsidiary of SunPower, also provides system

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

output performance warranties to the Partnership equivalent to those offered by the Partnership to homeowners.  As a result, the Partnership records liabilities in connection with these items offset by a corresponding amount in other assets as due from the O&M provider on its consolidated financial statements. As of November 30, 2016 and November 30, 2015, the Partnership recorded $0.5 million and $0.9 million, respectively, in other current liabilities related to system output performance warranties and system repairs and a corresponding amount due from SunPower in other current assets.

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

Revenue Recognition

Operating revenues to date are comprised of revenues generated from PPAs, solar energy systems leased to residential customers and lease revenue from the Maryland Solar Project. The Partnership is the lessor while the PPA offtaker, residential customers and an affiliate of First Solar are the lessees.

Operating leases:    Under long-term PPAs, revenue is generated from the sale of energy to various non-affiliated parties. Amounts are recognized as revenue based on rates stipulated in the respective PPAs when energy and any related renewable energy attributes are delivered. All PPAs, except for those associated with the Macy’s Maryland Project, are accounted for as operating leases. In addition, the Partnership also recognizes lease revenue for the Maryland Solar Project, which is subject to a solar lease agreement that expires on December 31, 2019, with an affiliate of First Solar as the lessee.

Certain residential leased solar energy systems are classified as operating leases; therefore, revenue associated with renting the solar energy system and executory costs is recognized on a straight-line basis over the 20-year lease term. State or local rebates defined in the minimum lease payments under the lease that are deemed fixed and determinable are recorded as deferred revenue in the consolidated balance sheets when the lease is placed in service and amortized to revenue on a straight-line basis over the 20-year lease term. Performance-based incentives (“PBI Rebates”) representing contingent revenue are recognized upon cash receipt.

Sales-type leases:    Other residential systems are classified as sales-type leases because the net present value (“NPV”) of the minimum lease payments per the contract, excluding the portion of payments representing executory costs, equals or exceeds 90% of the excess of the fair value of the leased property to the lessor at lease inception. For such solar energy systems, the NPV of the minimum lease payments, net of executory costs, is recognized as revenue when the lease is placed in service. This NPV includes fixed and determinable state or local rebates defined in the minimum lease payments under the lease but excludes PBI Rebates because these rebates are not fixed and determinable as they relate to the generation of electricity from the leased solar energy system, and therefore represent contingent revenue recognized upon cash receipt. This NPV, as well as that of the residual value of the lease at termination, are recorded as financing receivables in the consolidated balance sheets. The difference between the initial net amounts and the gross amounts is amortized to revenue over the lease term using the effective interest method. Revenue representing executory costs to operate and maintain the leased solar energy system is recognized on a straight-line basis over the 20-year lease term. The residual values of solar energy systems are determined at the inception of the lease applying an estimated system fair value at the end of the lease term. As all the leases owned by the Predecessor have been placed into service before fiscal 2015, all revenue related to the NPV of the minimum lease payments has been recognized as of December 28, 2014. Accordingly, other than interest revenue, there was no sales-type lease revenue recognized on the consolidated financial statements for the year ended November 30, 2016 and the eleven months ended November 30, 2015.

Noncontrolling Interests

Noncontrolling interests represent the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to the Partnership. The largest portion of noncontrolling interest in the Partnership relates to the Sponsors’ ownership in OpCo.  In addition, the Partnership has entered into certain tax equity transactions with third-party investors under which the investors are determined to hold noncontrolling interests in entities fully consolidated by OpCo. The net assets of the shared entities are attributed to the controlling and noncontrolling interests based on the terms of the governing contractual arrangements. Therefore, for the tax equity transactions, the Partnership further determined the hypothetical liquidation at book value method (the “HLBV Method”) to be the appropriate method for attributing net assets to the controlling and noncontrolling interests as this method most closely mirrors the economics of the governing contractual arrangements. Under the HLBV Method, the Partnership allocates

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

recorded income (loss) to each investor based on the change, during the reporting period, of the amount of net assets each investor is entitled to under the governing contractual arrangements in a liquidation scenario. The Partnership accounts for the portion of net assets using the HLBV Method in the consolidated entities attributable to the investors as “Redeemable noncontrolling interests” and “Noncontrolling interests” in its consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified as “Redeemable noncontrolling interests in subsidiaries” between liabilities and equity on the consolidated balance sheets and the balance is the greater of the carrying value calculated under the HLBV Method or the redemption value.

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

The Partnership records uncertain tax positions on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Partnership recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Business Combinations

The Partnership records all assets and liabilities acquired in a business combination at fair value. The judgments made in the context of the purchase price allocation can materially impact the Partnership’s future results of operations. Accordingly, for significant acquisitions, the Partnership obtains assistance from third-party valuation specialists. The valuations calculated from estimates are based on information available at the acquisition date. The Partnership charges acquisition related transaction costs that are not part of the consideration to operating costs and expenses as they are incurred. These costs typically include transaction and integration costs, such as legal, accounting, and other professional fees.

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

Share-Based Compensation Expense

The Partnership measures compensation expense for all share-based payment awards based on estimated grant-date fair values of Class A shares, and accounts for share-based compensation expense by amortizing the fair value on a straight-line basis over the requisite vesting period, less estimated forfeitures. Share-based compensation expense for the year ended November 30, 2016, the eleven months ended November 30, 2015 and the year ended December 28, 2014 was $0.2 million, $0.1 million and zero, respectively, and was included in SG&A expense.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued an update to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. This new guidance becomes effective for the Partnership in the first quarter of fiscal 2019 and is applied prospectively. The Partnership is evaluating the impact of this standard on its consolidated financial statements and disclosures.

In October 2016, the FASB issued an update which amends the guidance on related parties that are under common control. Specifically, this update requires that a single decision maker consider indirect interests held by related parties under common control on a proportionate basis in a manner consistent with its evaluation of indirect interests held through other related parties. That is, the single decision maker does not consider indirect interests held through related parties as equivalent to direct interests in determining whether it meets the economics criterion to be a primary beneficiary. This new guidance becomes effective for the Partnership in the first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period. The Partnership is evaluating the impact of this standard on its consolidated financial statements and disclosures.

In October 2016, the FASB issued an update which eliminates a prior exception and now requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory, such as property and equipment, when such transfer occurs. This new guidance becomes effective for the Partnership in the first quarter of fiscal 2020 and shall be applied on a modified retrospective basis through a cumulative–effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. The Partnership is evaluating the impact of this standard on its consolidated financial statements and disclosures.

In August 2016, the FASB issued an update to the statement of cash flows guidance, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. One identified cash flow issue relates to distributions received from equity method investees whereby the reporting entity should make an accounting policy election to classify distributions received from equity method investees using either the cumulative earnings approach or the nature of the distribution approach. This new guidance becomes effective for the Partnership in the first quarter of fiscal 2018 and is applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Partnership is evaluating the change in accounting policy from the cumulative earnings approach to the nature of the distribution approach and the impact on its consolidated statements of cash flows and disclosures.

In March 2016, the FASB issued an update to the equity method investments guidance, which eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. This new guidance will be effective for the Partnership beginning on December 1, 2017 using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Partnership is evaluating the impact of this standard on its consolidated financial statements and disclosures.

In February 2016, the FASB issued an update to the lease accounting guidance, which requires entities to begin recording assets and liabilities arising from substantially all leases on the balance sheet. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This new guidance will be effective for the Partnership beginning on December 1, 2019 using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Partnership is evaluating the impact of this standard on its consolidated financial statements and disclosures.

In November 2015, the FASB issued an update which requires entities that present a classified balance sheet to classify all deferred taxes as noncurrent assets or noncurrent liabilities. The Partnership adopted the new guidance retrospectively beginning on

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

June 1, 2016.  Since the Partnership’s formation, it has not classified any deferred tax assets or deferred tax liabilities as current on its balance sheet; therefore, there is no effect of the accounting change on prior periods.

In August 2014, the FASB issued an update to the standards to require management to evaluate whether there are conditions and events that raise substantial doubt about the Partnership’s ability to continue as a going concern within one year after the date the financial statements are issued, and to provide related disclosures. The new guidance is effective for the Partnership no later than the first quarter of fiscal 2017. The Partnership currently believes the potential impact of this standard on its consolidated financial statements and disclosures is not significant.

In May 2014, the FASB issued a new revenue recognition standard based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The FASB has issued several updates to the standard which i) clarify the application of the principal versus agent guidance; (ii) clarify the guidance relating to performance obligations and licensing; and (iii) clarify assessment of the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transaction. The new revenue recognition standard, amended by the updates, becomes effective for the Partnership in the first quarter of fiscal 2019 and is to be applied retrospectively using one of two prescribed methods. Early adoption is permitted. The Partnership is currently evaluating and considering the possibility of early adoption of the new standard effective December 1, 2017. The Partnership's ability to early adopt, potentially using the modified retrospective method, is dependent on process, internal control and system readiness and a complete evaluation of all the disclosures required under the new standard. While the Partnership is continuing to assess all potential impacts of the standard, it currently believes the impact on its consolidated financial statements is not significant because over 90% of the Partnership’s total revenue for all periods is comprised of lease revenue which is substantially unchanged under the new standard.

Other than as described above, there has been no issued accounting guidance not yet adopted by the Partnership that it believes is material or potentially material to its consolidated financial statements.

Note 3. Business Combinations

Acquisition accounting is dependent upon certain valuations and other studies that must be completed as of the acquisition date. The judgments made in the context of the purchase price allocation can materially impact the Partnership’s future results of operations. The Partnership’s purchase price allocations for acquisitions completed through November 30, 2016 are final and not subject to revision.

2016 Acquisitions

Kern Acquisition:

On January 26, 2016, OpCo and SunPower entered into the Kern Purchase Agreement, which was amended on September 28, 2016 and November 30, 2016, pursuant to which OpCo agreed to purchase an interest in a solar energy project consisting of systems attached to fixed-tilt carports located at 27 school sites in the Kern High School District located in Kern County, California, and having an aggregate nameplate capacity of up to 21 MW (the “Kern Project”). OpCo’s acquisition of the Kern Project is being effectuated in four phases summarized below:

(i)

Phase 1(a): On January 26, 2016, 8point3 OpCo Holdings, LLC, a wholly owned subsidiary of OpCo, acquired from SunPower all of the class B limited liability company interests of the Kern Class B Partnership.  Prior to the date of the execution of the Kern Purchase Agreement and in connection with the closing of the tax equity financing for the Kern Project, described below, the Kern Project Entity, an indirect subsidiary of the Kern Class B Partnership, acquired the assets included in Phase 1(a) (the “Kern Phase 1(a) Assets”). The initial phase of the acquisition of the Kern Project is referred to herein as the “Kern Phase 1(a) Acquisition.”

(ii)

Phase 1(b): On September 9, 2016, the Kern Project Entity acquired the assets included in Kern Phase 1(b) (the “Kern Phase 1(b) Assets”) from SunPower. The second phase of the acquisition of the Kern Project is referred to herein as the “Kern Phase 1(b) Acquisition.”

(iii)

Phase 2(a): On November 30, 2016, the Kern Project Entity acquired the assets included in Kern Phase 2(a) (the “Kern Phase 2(a) Assets”) from SunPower. The third phase of the acquisition of the Kern Project is referred to herein as the “Kern Phase 2(a) Acquisition.”

(iv)	Phase 2(b): At a future closing date, the Kern Project Entity will acquire the Kern Phase 2(b) assets from SunPower.

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

The aggregate purchase price for the acquisition is up to $36.6 million in cash, of which OpCo paid approximately $4.9 million on January 27, 2016 in connection with the closing of the first phase on January 26, 2016, approximately $9.2 million on September 9, 2016 in connection with the closing of the second phase on September 9, 2016, and approximately $8.4 million on November 30, 2016 in connection with the closing of the third phase on November 30, 2016. OpCo will pay the remaining balance of up to $14.1 million purchase price at the closing of the fourth phase.

In addition, on January 22, 2016, a subsidiary of the Kern Class B Partnership entered into a tax equity financing facility with a third-party investor, which allocates to OpCo a certain share of cash flows from the Kern Project pursuant to a distribution waterfall. Pursuant to this distribution waterfall, the tax equity investor is entitled to a monthly amount of project cash flow until a specified “flip” point is achieved.  After the “flip” point, the cash allocations to OpCo increase.  In addition, upon reaching the flip point, OpCo has a right to purchase the tax equity investor’s interests in the project for an amount that is not less than its fair market value. The tax equity investor will make capital contributions to fund purchase price payments up to approximately $30.0 million, of which $0.9 million, $1.8 million, $1.3 million and $6.7 million was paid on January 22, 2016, September 9, 2016, November 30, 2016 and December 14, 2016, respectively. The remaining balance of up to $19.3 million will be made when the Kern Project’s phases meet certain construction milestones and will be transferred to affiliates of SunPower for the remaining purchase price payments.

The Kern Phase 1(a) Acquisition, the Kern Phase 1(b) Acquisition and the Kern Phase 2(a) Acquisition qualify as business combinations and the Partnership accounts for the transactions under the acquisition method.  The purchase allocation of the identifiable assets acquired, liabilities assumed and noncontrolling interests of the Kern Phase 1(a) Assets, the Kern Phase 1(b) Assets and the Kern Phase 2(a) Assets are disclosed in the following table.

	Fair Value
	Kern Phase 1(a)	Kern Phase 1(b)	Kern Phase 2(a)
(in thousands)	Assets	Assets	Assets
Property and equipment	$9,510	$18,856	$15,659
Related party payable	(3,435)	(7,123)	(5,290)
Asset retirement obligation	(322)	(785)	(623)
Noncontrolling interest	(866)	(1,794)	(1,332)
Net assets acquired	$4,887	$9,154	$8,414

Kingbird Acquisition:

On March 31, 2016, OpCo entered into the Kingbird Purchase Agreement with First Solar, pursuant to which OpCo agreed to acquire an interest in two 20 MW photovoltaic solar generating projects located in Kern County, California (together, the “Kingbird Project”) for aggregate consideration of $60.0 million in cash (the “Kingbird Acquisition”). Consideration for the Kingbird Acquisition comprised a $42.9 million payment on the closing date of March 31, 2016 to Kingbird Seller and a $17.1 million contribution to FSAM Kingbird Solar Holdings, LLC, the acquired company, on May 31, 2016, which was subsequently paid to an affiliate of First Solar for the remaining balance due under the Kingbird Project’s EPC contract.  The closing of the Kingbird Acquisition occurred simultaneously with the execution of the Kingbird Purchase Agreement and OpCo funded 100% of the payment for the Kingbird Project with a combination of cash on hand, drawings under OpCo’s revolver and drawings under OpCo’s delayed draw facility.

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

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

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

Ownership and cash flows of the Hooper Project are subject to a tax equity financing facility with a third-party investor, which allocates to OpCo a certain share of cash flows from the Hooper Project pursuant to a distribution waterfall. Pursuant to this distribution waterfall, the tax equity investor is entitled to a monthly amount of project cash flow until a specified “flip” point is achieved.  After the “flip” point, the cash allocations to OpCo increase.  In addition, upon reaching the flip point, OpCo has a right to purchase the tax equity investor’s interests in the project for an amount that is not less than its fair market value.

The Hooper Acquisition qualifies as a business combination and the Partnership accounts for the transaction under the acquisition method.  The purchase allocation of the identifiable assets acquired, liabilities assumed and noncontrolling interests of the Hooper Project is as follows:

(in thousands)	Fair Value
Property and equipment	$76,477
Prepaid expense	240
Accounts receivable (1)	568
Accrued liabilities (2)	(463)
Noncontrolling interest	(23,737)
Net assets acquired (3)	$53,085

(1)	Accounts receivable represent the fair value of the trade accounts receivable acquired, all of which was subsequently collected.
(2)	Accrued liabilities includes $0.3 million of cash distributions payable that was paid to the tax equity investor on April 30, 2016.
(3)	The net purchase price for the acquisition represents $53.5 million of cash paid by OpCo, offset by $0.4 million cash acquired in the Hooper Project Entity.

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

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

Consideration for the Macy’s Maryland Acquisition comprised a $12.0 million contribution to the Macy’s Maryland Class B Partnership, the acquired company, on July 1, 2016, of which $6.4 million was paid to SunPower on July 1, 2016 and the $5.6 million remaining balance due was paid to SunPower on September 21, 2016 when the Macy’s Maryland Project met certain construction milestones.

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

The Macy’s Maryland Acquisition qualifies as a business combination and the Partnership accounts for the transaction under the acquisition method.  The purchase allocation of the identifiable assets acquired, liabilities assumed and noncontrolling interests of the Macy’s Maryland Project is as follows:

(in thousands)	Fair Value
Property and equipment	$19,317
Customer contract intangible (1)	1,844
Related party payable (2)	(13,975)
Asset retirement obligation	(278)
Noncontrolling interest	(556)
Net assets acquired (3)	$6,352

(1)

Customer contract intangible is amortized on a straight-line basis beginning on COD through the contract term end date of December 31, 2020, of which $0.1 million reduced operating revenues in the year ended November 30, 2016.

(2)

Related party payable represents liabilities for amounts due to SunPower related to the construction of the project and consisted of: (i) $5.6 million paid to SunPower on September 21, 2016 when the Macy’s Maryland Project met certain construction milestones and (ii) $8.3 million of capital contributions due by the tax equity investor, of which $3.3 million and $4.8 million was paid on September 21, 2016 and December 28, 2016, respectively.

(3)

The net purchase price for the acquisition represents $12.0 million of cash contributed by OpCo to the Macy’s Maryland Class B Partnership, the acquired company, of which $6.4 million was paid to SunPower on July 1, 2016 and the $5.6 million remaining balance due was paid to SunPower on September 21, 2016 when the Macy’s Maryland Project met certain construction milestones.

Valuation methodology:

The Partnership utilized the discounted cash flow method under the income approach to value property and equipment for the Kern Phase 1(a) Assets, the Kern Phase 1(b) Assets, the Kern Phase 2(a) Assets, the Kingbird Project, the Hooper Project and the Macy’s Maryland Project, to value noncontrolling interests for the Hooper Project and to value the customer contract intangible for the Macy’s Maryland Project. Key assumptions used in the discounted cash flow method included forecasted pre-tax cash flows, forecasted taxable income and discount rates. All estimates, key assumptions and forecasts were reviewed by the Partnership and the fair value analyses and related valuations represent the conclusions of management.

Supplementary Data:

The results of operations for the Kern Phase 1(a) Assets, the Kern Phase 1(b) Assets, the Kern Phase 2(a) Assets, the Kingbird Project, the Hooper Project and the Macy’s Maryland Project have been included in the Partnership’s consolidated statements of operations since their respective dates of acquisition. The Kern Phase 1(a) Assets, the Kern Phase 1(b) Assets, the Kern Phase 2(a) Assets, the Kingbird Project, the Hooper Project and the Macy’s Maryland Project contributed approximately $9.8 million to the Partnership’s operating revenue in the year ended November 30, 2016, and increased operating income by approximately $3.8 million. Pro forma results of operations have not been presented as the impact of the acquisitions in 2016 are not material to the Partnership's results of operations for the current or prior periods. Additionally, the acquired projects became operational close to or after their respective acquisition dates; therefore, such projects would not have had any pro forma results in the prior period.

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

2015 Acquisition

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

The purchase allocation for the acquired assets and liabilities of the Maryland Solar Project, the Solar Gen 2 Project, the North Star Project and the Lost Hills Blackwell Project is based on a valuation from a third-party valuation specialist as follows and includes a $2.3 million deferred tax liability for the difference between the fair value and tax basis of acquired assets and liabilities, which is reversed upon acquisition due to utilization of existing net operating losses of the Predecessor.

(in thousands)	Fair Value
Property and equipment	$56,497
Equity method investment - Solar Gen 2	216,483
Equity method investment - North Star	103,849
Equity method investment - Lost Hills Blackwell	34,121
Asset retirement obligation	(2,130)
Total purchase price	$408,820

Note 4. Investment in Unconsolidated Affiliates

On September 20, 2016, OpCo entered into a Contribution Agreement with SunPower and SunPower AssetCo to acquire a 49% interest in a substantially completed, 102 MW photovoltaic solar generating facility located in Kings County, California (the “Henrietta Project”) for $134.0 million in cash (the “Henrietta Acquisition”). The Henrietta Acquisition closed on September 29, 2016 and the Partnership recorded an investment of $134.4 million after consideration of acquisition related costs, working capital adjustments and noncontrolling interest.

On November 11, 2016, OpCo entered into the Stateline Purchase Agreement with First Solar and First Solar Asset Management to acquire a 34% interest in a substantially completed, 300 MW photovoltaic solar generating facility located in San Bernardino, California (the “Stateline Project”) for $329.5 million (the “Stateline Acquisition”). The Stateline Acquisition closed on December 1, 2016. Please read “Note 17—Subsequent Events” for further details.

As of November 30, 2016, the Partnership owns a 49% ownership interest in each of SG2 Holdings, North Star Holdings, Lost Hills Blackwell Holdings and Henrietta Holdings. An affiliate of Southern Company, which is not affiliated with the Partnership, owns the other 51% ownership interest in SG2 Holdings, North Star Holdings, Lost Hills Blackwell Holdings and Henrietta Holdings.  The minority membership interests are accounted for as equity method investments. The following table summarizes the activity of the Partnership’s investments in its unconsolidated affiliates during the year ended November 30, 2016 and eleven months ended November 30, 2015.

	Year Ended	Eleven Months Ended
	November 30,	November 30,
Projects	2016	2015
(in thousands)
Balance at the beginning of the period or as of IPO	$352,070	$354,453
Investments in its unconsolidated affiliates during the period	134,371	—
Equity in earnings in unconsolidated affiliates (1)	18,341	9,055
Distributions from unconsolidated affiliates	(29,704)	(11,438)
Balance at the end of the period	$475,078	$352,070

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

(1)

The net income (loss) used to determine the Partnership’s equity in earnings of unconsolidated affiliates reflects adjustments pursuant to the equity method of accounting, including the amortization of basis differences resulting from the Partnership’s proportionate share of certain equity method investees’ net assets exceeding their carrying values.

The difference between the amounts at which the Partnership’s investments in unconsolidated affiliates are carried and the Partnership’s proportionate share of the equity method investee’s net assets for equity method investments was $83.2 million and $56.5 million as of November 30, 2016 and November 30, 2015, respectively. The Partnership accretes the basis difference over the life of the underlying assets and the accretion was $1.7 million and $0.7 million for the year ended November 30, 2016 and eleven months ended November 30, 2015, respectively.

The following table presents summarized financial information of SG2 Holdings, North Star Holdings, Lost Hills Blackwell Holdings and Henrietta Holdings as derived from the consolidated financial statements of the affiliates for the year ended November 30, 2016, the eleven months ended November 30, 2015, and the year ended December 31, 2014:

	Year Ended	Eleven Months Ended	Year Ended
	November 30,	November 30,	December 31,
(in thousands)	2016	2015	2014
Summary statement of operations information:
Revenue	$72,099	$55,227	$1,722
Operating expenses	47,385	37,342	3,367
Net income (loss)	24,970	18,187	(1,583)

	As of
	November 30,	November 30,
	2016	2015
Summary balance sheet information:
Current assets	$45,086	$35,002
Long-term assets	1,498,820	1,114,854
Current liabilities	6,250	8,035
Long-term liabilities	12,329	9,200

Note 5. Balance Sheet Components

Financing Receivables

The Partnership’s net investment in sales-type leases presented in “Accounts receivable and short-term financing receivables, net” and “Long-term financing receivables, net” on the consolidated balance sheets is as follows:

	As of
	November 30,	November 30,
(in thousands)	2016	2015
Minimum lease payment receivable, net (1)	$100,161	$106,432
Unguaranteed residual value	12,926	12,969
Less: unearned income	(30,557)	(33,655)
Net financing receivables	$82,530	$85,746
Short-term financing receivables, net (2)	$2,516	$2,370
Long-term financing receivables, net	$80,014	$83,376

(1)	Allowance for losses on financing receivables was $0.7 million and $0.3 million as of November 30, 2016 and November 30, 2015, respectively.
(2)

Accounts receivable and short-term financing receivables, net on the consolidated balance sheets includes other trade accounts receivable of $2.9 million and $1.9 million as of November 30, 2016 and November 30, 2015, respectively.

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

The movement in the Partnership’s allowance for losses on financing receivables is as follows:

	Balance at			Balance at
	Beginning of			End of
	Year	Additions	Deductions	Year
Year ended November 30, 2016	$(328)	$(370)	$—	$(698)
Eleven Months ended November 30, 2015	$—	$(328)	$—	$(328)
Year ended December 28, 2014	$—	$—	$—	$—

Current and Non-current Assets

	As of
	November 30,	November 30,
(in thousands)	2016	2015
Prepaid expense and other current assets
Reimbursable network upgrade costs (1)	$13,870	$6,535
Other current assets (2)	1,875	1,498
Total	$15,745	$8,033
Property and equipment, net
Utility solar power systems	$578,817	$361,241
Leased solar power systems	137,475	137,703
Land	1,020	—
Construction-in-progress (3)	36,981	—
	$754,293	$498,944
Less: accumulated depreciation	(34,161)	(12,002)
Total	$720,132	$486,942

Other long-term assets
Reimbursable network upgrade costs (1)	$21,781	$26,142
Intangible assets (4)	1,754	—
Derivative financial instruments	897	—
	$24,432	$26,142

(1)

For the Kingbird Project and the Quinto Project, the construction costs related to the network upgrade of a transmission grid belonging to a utility company are reimbursable by that utility company over five years from the date the project reached commercial operation. On December 8, 2016, the associated utility company of the Quinto Project reimbursed $6.0 million.

(2)

Other current assets included $0.5 million due from SunPower related to system output performance warranties and system repairs in connection with $0.2 million of system output performance warranty accrual and $0.3 million of system repairs accrual recorded in the “Accounts payable and other current liabilities” line item on the consolidated balance sheet as of November 30, 2016. Similarly, other current assets included $0.9 million due from SunPower related to system output performance warranties and system repairs in connection with $0.2 million of system output performance warranty accrual and $0.7 million of system repairs accrual recorded in the “Accounts payable and other current liabilities” line item on the consolidated balance sheet as of November 30, 2015.

(3)	Construction-in-progress is comprised of project assets related to the Kern Phase 1(a) Assets, the Kern Phase 2(a) Assets and the Macy’s Maryland Project.
(4)

Intangible assets represent customer contract intangible from the Macy’s Maryland Acquisition and is amortized on a straight-line basis beginning on COD through the contract term end date of December 31, 2020, of which $0.1 million reduced operating revenues in the year ended November 30, 2016. As of November 30, 2016, the estimated future amortization expense related to the customer contract intangible is $0.3 million for fiscal years 2017, 2018, 2019 and 2020, respectively, and less than $0.1 million for fiscal year 2021.

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

Current Liabilities

	As of
	November 30,	November 30,
(in thousands)	2016	2015
Accounts payable and other current liabilities
Trade and accrued accounts payable	$1,089	$713
Related party payable (1)	20,653	171
System output performance warranty	196	237
Residential lease system repairs accrual	331	728
Derivative financial instruments	—	611
Other short-term liabilities	1,502	152
	$23,771	$2,612

(1)

Related party payable on the consolidated balance sheets consists of (i) $19.5 million related to the purchase price payable to SunPower, which will be funded by tax equity investors for the Kern Phase 1(a) Acquisition, the Kern Phase 1(b) Acquisition, the Kern Phase 2(a) Acquisition and the Macy’s Maryland Acquisition as of November 30, 2016, of which $6.7 million and $4.8 million was paid on December 14, 2016 and December 28, 2016, respectively; (ii) $1.0 million and zero related to accrued distribution to tax equity investors as of November 30, 2016 and November 30, 2015, respectively, and (iii) $0.1 million and $0.2 million as of November 30, 2016 and November 30, 2015, respectively, for accounts payable to related parties associated with O&M, AMA and MSA fees owed to the Sponsors.

Note 6. Commitments and Contingencies

Land Use Commitments

The Partnership is a party to various agreements that provide for payments to landowners for the right to use the land upon which projects under PPAs are located.

Total lease and easement expense was $2.1 million, $1.1 million and $1.2 million in the year ended November 30, 2016, the eleven months ended November 30, 2015 and the year ended December 28, 2014, respectively, and is classified as SG&A expenses when the projects are in the construction phase and as costs of operations when the projects have commenced operations in the Partnership’s accompanying consolidated statements of operations.

The total minimum lease and easement commitments at November 30, 2016 under these land use agreements are as follows:

(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Land use payments	$1,293	$1,329	$1,686	$1,742	$1,782	$56,087	$63,919

Solar Energy System Performance Warranty

Lease agreements require the Partnership to undertake a system output performance warranty. The Partnership has recorded in “Accounts payable and other current liabilities” amounts related to these system output performance warranties totaling $0.2 million as of each of November 30, 2016 and November 30, 2015. The Partnership has also recorded in “Other current assets” amounts of $0.2 million as of each of November 30, 2016 and November 30, 2015 relating to anticipated performance warranty reimbursements from the O&M provider.

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

The following table summarizes accrued solar power systems performance warranty activity for the year ended November 30, 2016 and the eleven months ended November 30, 2015:

	Year Ended	Eleven Months Ended
	November 30,	November 30,
(in thousands)	2016	2015
Balance at the beginning of the period	$237	$525
Settlements during the period	(285)	(6)
Adjustments during the period	244	(282)
Balance at the end of the period	$196	$237

Asset Retirement Obligations (“ARO”)

The Partnership’s AROs are based on estimated third-party costs associated with the decommissioning of the applicable project assets. Revisions to these costs may increase or decrease in the future as a result of changes in regulations, engineering designs and technology, permit modifications, inflation or other factors. Decommissioning activities generally occur over a period of time commencing at the end of the system’s life.

The following table summarizes ARO activity for the year ended November 30, 2016 and the eleven months ended November 30, 2015, respectively:

	Year Ended	Eleven Months Ended
	November 30,	November 30,
(in thousands)	2016	2015
Balance at the beginning of the period	$9,992	$—
ARO assumed in acquisition	2,989	2,130
Accretion expense	539	64
Liabilities incurred during the period	—	7,798
Revisions to ARO during the period	(72)	—
Balance at the end of the period	$13,448	$9,992

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

Environmental Contingencies

The Partnership reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. During the year ended November 30, 2016, the eleven months ended November 30, 2015 and the year ended December 28, 2014, there were no known environmental contingencies that required the Partnership to recognize a liability.

Note 7. Lease Agreements and Power Purchase Agreements

Lease Agreements

As of November 30, 2016, the Partnership’s consolidated financial statements include approximately 5,900 residential lease agreements which have original terms of 20 years and are classified as either operating or sales-type leases. In addition, the lease agreement for the Maryland Solar Project has a lease term that will expire on December 31, 2019, and the lessee, who is an affiliate of First Solar, is obligated to pay a fixed amount of rent that is set based on the expected operations of the plant.

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

The following table presents the Partnership’s minimum future rental receipts on operating leases (including the lease agreement for the Maryland Solar Project and the residential lease portfolio) placed in service as of November 30, 2016:

(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Minimum future rentals on residential operating leases placed in service (1)	$3,703	$3,723	$3,744	$3,766	$3,788	$42,572	$61,296
Maryland Solar lease	5,231	5,173	4,912	—	—	—	15,316
Total operating leases	$8,934	$8,896	$8,656	$3,766	$3,788	$42,572	$76,612

(1)

Minimum future rentals on operating leases placed in service do not include contingent rentals that may be received from customers under agreements that include performance-based incentives and executory costs.

As of November 30, 2016, future maturities of net financing receivables for sales-type leases are as follows:

(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Scheduled maturities of minimum lease payments receivable (1)	$5,600	$5,687	$5,775	$5,866	$5,961	$71,272	$100,161

(1)

Minimum future rentals on sales-type leases placed in service do not include contingent rentals that may be received from customers under agreements that include performance-based incentives and executory costs.

Power Purchase Agreements

Under the terms of various PPAs, the Partnership’s contracted counterparties may be obligated to take all or part of the output from the system at stipulated prices over defined periods. All PPAs associated with solar generation systems operating as of November 30, 2016 have no minimum lease payments and all of the rental income under these leases is recorded as revenue when the electricity is delivered.

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

On March 30, 2016, in connection with the Kingbird Acquisition and the Hooper Acquisition, OpCo drew down $40.0 million from its revolving credit facility and $25.0 million from its delayed draw term loan facility. On September 29, 2016, in connection with the Henrietta Acquisition, OpCo drew down $23.0 million from its revolving credit facility. On September 30, 2016, OpCo entered into the Joinder Agreement under its existing senior secured credit facility, pursuant to which OpCo obtained a new $250.0 million incremental term loan facility, increasing the maximum borrowing capacity under the credit facility to $775.0 million. On December 1, 2016, in connection with the Stateline Acquisition, OpCo drew down $250.0 million under the incremental term loan facility and $20.0 million under the revolving credit facility. Please read “Note 17—Subsequent Events” for further details.

As of November 30, 2016, OpCo had outstanding borrowings of the $300.0 million under the term loan facility, $25.0 million under the delayed draw term loan facility and $63.0 million under the revolving credit facility, as well as approximately $54.9 million of letters of credit outstanding under the revolving credit facility. As of November 30, 2015, OpCo had outstanding borrowings of $300.0 million under the term loan facility, as well as approximately $48.8 million of letters of credit outstanding under the revolving credit facility. The remaining portion of the revolving credit facility was undrawn as of November 30, 2016.

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

OpCo’s credit facility is collateralized by a pledge of the equity of OpCo and certain of its subsidiaries. The Partnership and each of OpCo’s subsidiaries, other than certain non-guarantor subsidiaries, have guaranteed the obligations of OpCo under the credit facility.

Loans outstanding under the credit facility bear interest at either (i) a base rate, which is the highest of (x) the federal funds rate plus 0.50%, (y) the administrative agent’s prime rate and (z) one-month LIBOR, in each case, plus an applicable margin; or (ii) one-, two-, three- or six-month LIBOR plus an applicable margin. The unused portion of the revolving credit facility and delayed draw term loan facility is subject to a commitment fee of 0.30% per annum. OpCo may prepay the borrowings under the term loan facility and the delayed draw term loan facility at any time. The term loan bears an interest rate of approximately 2.61% and 2.41% per annum as of November 30, 2016 and November 30, 2015, respectively. OpCo has entered into interest rate swap agreements to hedge the interest rate on a portion of the borrowings under the term loan facility. For more details, please read “Note 9. Fair Value.”

OpCo’s credit facility contains covenants including, among others, requiring the Partnership to maintain the following financial ratios: (i) a debt to cash flow ratio of not more than (a) 6.00 to 1.00 for the fiscal quarters ending November 30, 2016 through November 30, 2017, and (b) 5.50 to 1.00 for each fiscal quarter ending thereafter; and (ii) a debt service coverage ratio of not less than 1.75 to 1.00. In addition, an event of default occurs under the credit facility upon a change of control. The credit facility defines a change of control as occurring when, among other things, (i) the Sponsors (or either of them) cease to direct the management, directly or indirectly, of the Partnership or OpCo, or (ii) the Sponsors collectively cease to own 35% of the economic interest in OpCo. In addition, the credit facility contains customary non-financial covenants and certain restrictions that will limit the Partnership’s, OpCo’s and certain of the Partnership’s and its domestic subsidiaries’ ability to, among other things, incur or guarantee additional debt and to make distributions on or redeem or repurchase OpCo common units. The Joinder Agreement amended OpCo’s credit facility to permit OpCo to incur up to $50.0 million in subordinated indebtedness from First Solar or its affiliate to pay a portion of the purchase price for the Stateline Project. As of November 30, 2016, the Partnership was in compliance with its debt covenants.

On April 6, 2016, the parties thereto amended OpCo’s credit facility (i) to provide for the lenders’ consent to the Omnibus Agreement, (ii) to expand OpCo’s ability to further amend the Omnibus Agreement without lender consent in the future, subject to certain conditions, (iii) to permit certain customary restrictions on transfers of the equity interests of certain Project Entities, which are jointly owned, indirectly, by OpCo and SunPower, (iv) to supplement the Pledge and Security Agreement between the parties in light of the foregoing amendment, and (v) to make certain clarifying modifications to definitions and cross references.

The following table summarizes the Partnership’s long-term debt:

	November 30, 2016		November 30, 2015
(in thousands)	Amount	Interest Rate	Amount	Interest Rate
Term loan due June 2020	$300,000	2.61%	$300,000	2.41%
Delayed draw term loan facility due June 2020	25,000	2.61%	—	N/A
Revolving credit facility due June 2020	63,000	2.61%	—	N/A
Less: debt issuance costs	(3,564)	N/A	(2,794)	N/A
Total	$384,436		$297,206

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

The fee paid under the Quinto Credit Facility for the letters of credit was immaterial during the eleven months ended November 30, 2015 and the year ended December 28, 2014, and was recognized as interest expense in the consolidated statement of operations.

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

Residential Lease Financing

The Predecessor entered into two financing arrangements under which leased solar energy systems were financed by two third-party investors. Under the terms of these financing arrangements, the investors provided upfront payments to the Predecessor, which the Predecessor recognized as a financing obligation that is reduced over the specified term of the arrangement as customer receivables and federal cash grants are received by the third-party investors. Non-cash interest expense is recognized on the Partnership’s consolidated statements of operations using the effective interest rate method calculated at a rate of approximately 14%-15%.

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

August 2011 Letter of Credit Facility with Deutsche Bank

In August 2011, the Predecessor’s parent, SunPower, entered into a letter of credit facility agreement with Deutsche Bank, as administrative agent, and certain financial institutions. Payment of obligations under the letter of credit facility is guaranteed by the majority shareholder of SunPower, Total S.A. As of November 30, 2016 and November 30, 2015 letters of credit issued and outstanding under the August 2011 letter of credit facility with Deutsche Bank which is available to SunPower for the Quinto Project and the RPU Project totaled $11.5 million and $30.7 million, respectively. The associated fees incurred for the letters of credit to Deutsche Bank were $0.4 million, $0.4 million and $0.3 million for the year ended November 30, 2016, the eleven months ended November 30, 2015 and the year ended December 28, 2014, respectively, and were recognized as interest expense in the consolidated statements of operations. Pursuant to the Omnibus Agreement, SunPower as the Sponsor who contributed the Quinto Project cancelled one of its letter of credit facilities associated with the Quinto Project upon its achieving COD in November 2015. However, SunPower will continue to maintain the remaining letters of credit under the credit facility in connection with certain reimbursable network upgrade costs related to the Quinto Project and will bear the associated fees until such letters of credit are cancelled, which is expected to occur no later than March 2017. Since the RPU Project achieved COD in September 2015, SunPower as the Sponsor who contributed the RPU Project is in the process of terminating the related letters of credit, and the Partnership has issued the required letters of credit under its revolving credit facility.

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

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Partnership’s assets and liabilities measured at fair value on a recurring basis, categorized in accordance with the fair value hierarchy:

	November 30, 2016		November 30, 2015
	FAIR VALUE MEASUREMENTS		FAIR VALUE MEASUREMENTS
(in thousands)	Level 2	Total	Level 2	Total
Assets
Derivative financial instruments	$897	$897	$—	$—
Total assets	$897	$897	$—	$—
Liabilities
Derivative financial instruments	$—	$—	$611	$611
Total liabilities	$—	$—	$611	$611

Derivative financial instruments: On July 17, 2015, OpCo entered into interest rate swap agreements intended to hedge the interest rate risk on the outstanding borrowings under the term loan with an aggregate notional value of $240.0 million. Under the interest rate swap agreements, OpCo paid a fixed swap rate of interest of 1.55% and the counterparties to the agreements paid a floating interest rate based on three-month LIBOR at quarterly intervals through the maturity date of August 31, 2018. OpCo had the right to cancel the interest rate swap agreements on August 31, 2016 and any quarterly fixed payment date thereafter with a minimum of five business days’ notification. OpCo exercised its right to cancel the interest rate swap agreements on August 31, 2016 and entered into new interest rate swap agreements intended to hedge the interest rate risk on the outstanding borrowings under the term loan with an aggregate notional value of $250.0 million. Under the new interest rate swap agreements, OpCo will pay a fixed swap rate of interest of approximately 0.85% and the counterparties to the agreements will pay a floating interest rate based on one-month LIBOR at monthly intervals through the maturity date of August 31, 2018. On January 5, 2017, OpCo entered into another interest rate swap agreement intended to hedge the interest rate risk on the outstanding borrowings under the term loan with an aggregate notional value of $40.0 million. OpCo will pay a fixed swap rate of interest of approximately 1.16% and the counterparty to the agreement will pay a floating interest rate based on one-month LIBOR at monthly intervals through the maturity date of August 31, 2018.

As of both November 30, 2016 and November 30, 2015, these interest rate swap agreements had not been designated as cash flow hedges and are reflected at fair value on the consolidated balance sheets. As of November 30, 2016, these interest rate swap agreements have been presented in other long-term assets on the consolidated balance sheet since the maturity date is over one year after the balance sheet date. As of November 30, 2015, these interest rate swap agreements had been presented in other current liabilities on the consolidated balance sheet since OpCo had the right to cancel the swap agreements within one year of the balance sheet date. During the year ended November 30, 2016, the Partnership recorded a change in fair value of $1.5 million within other income in the consolidated statement of operations as compared to the eleven months ended November 30, 2015, where the Partnership recorded a change in fair value of $0.6 million within other expense. The primary inputs into the valuation of interest rate swaps are interest yield curves, interest rate volatility, and credit spreads. The Partnership's interest rate swaps are classified within Level 2 of the fair value hierarchy, since all significant inputs are corroborated by market observable data. There were no transfers in or out of Level 1, Level 2 and Level 3 during the period.

The Predecessor entered into interest rate swap agreements, designated as cash flow hedges, in the fourth quarter of the year ended December 28, 2014 on the outstanding and forecasted future borrowings under the Quinto Credit Facility to reduce the impact of changes in interest rates. These swap agreements allowed the Predecessor to effectively convert floating-rate payments into fixed-rate payments periodically over the life of the agreements. These derivatives had a maturity of more than 12 months. The Predecessor assessed the effectiveness of these cash flow hedges at inception and on a quarterly basis. If it was determined that a derivative instrument was not highly effective or the transaction was no longer deemed probable of occurring, the Predecessor discontinued hedge accounting and recognized the ineffective portion in current period earnings. In March 2015, the Predecessor discontinued hedge accounting prospectively for its interest rate swap agreements under the Quinto Credit Facility, as it was no longer deemed probable that the hedge transactions will occur. However, because it remained possible that the forecasted hedge transactions would occur, previously recognized loss of $3.0 million on the interest rate swaps remained in accumulated other comprehensive loss as of March 29, 2015, and such loss was reclassified into earnings during the quarter ended June 28, 2015, the same period that the forecasted hedged transactions affect earnings or was otherwise deemed to be improbable of occurrence. During the eleven months ended November 30, 2015 and the year ended December 28, 2014, $5.4 million and zero was reclassified into loss on cash flow hedges within other expense, net in the consolidated statements of operations, as the transaction was terminated.

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

Liabilities Measured at Fair Value on a Nonrecurring Basis

Long-term debt and financing obligations: The estimated fair value of the Partnership’s long-term debt was classified within Level 2 of the fair value hierarchy as of November 30, 2016 and November 30, 2015, and approximated its carrying value of $384.4 million and $297.2 million, respectively, as the term loan facility is a variable rate debt with the interest rate indexed to the market and reset on a frequent and short-term basis.

Note 10. Noncontrolling Interests

Noncontrolling interests represent the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to the Partnership. For accounting purposes, the holders of noncontrolling interests of the Partnership include the Sponsors, which are SunPower and First Solar, as described in “Note 1—Description of Business,” and third-party investors under the tax equity financing facilities. As of November 30, 2015, First Solar and SunPower had noncontrolling interests of 31.1% and 40.7%, respectively, in OpCo. On September 28, 2016, the Partnership sold 8,050,000 Class A shares to the public, and the Partnership used the net proceeds of such sale to purchase 8,050,000 OpCo common units, which resulted in a reduction of First Solar’s and SunPower’s noncontrolling interests in OpCo. Applicable U.S. GAAP indicates that following the occurrence of a substantive equity transaction which results in changes in ownership interests, the change in noncontrolling interest is recorded as an equity transaction to adjust the noncontrolling interest holders’ balance to its proportionate interest in the carrying value of the subsidiary. Accordingly, as of November 30, 2016, First Solar’s and SunPower’s noncontrolling interest balances reported in shareholders’ equity in the consolidated balance sheets were increased by $35.3 million and $221.9 million, respectively, and their noncontrolling interest ownership shares in OpCo were reduced to 28.0% and 36.5%, respectively, in order to reflect each party’s proportional interest in the carrying value of OpCo as of the end of the period.

In addition, certain subsidiaries of OpCo have entered into tax equity financing facilities with third-party investors under which the parties invest in entities that hold the solar power systems. The Partnership, through OpCo, holds controlling interests in these less-than-wholly-owned entities and has therefore fully consolidated these entities. The Partnership accounts for the portion of net assets using the HLBV Method in the consolidated entities attributable to the investors as "Redeemable noncontrolling interests" and "Noncontrolling interests" in its consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified as "Redeemable noncontrolling interests in subsidiaries" between liabilities and equity on the consolidated balance sheets and the balance is the greater of the carrying value calculated under the HLBV Method or the redemption value.

As of November 30, 2016, redeemable noncontrolling interests attributable to tax equity investors was $17.6 million after adjusting the carrying amount to the redemption value. As of November 30, 2015, redeemable noncontrolling interests attributable to tax equity investors was $89.7 million calculated under the HLBV Method and was greater than the redemption value. As of November 30, 2016 and November 30, 2015, noncontrolling interests attributable to tax equity investors were $40.8 million and $11.8 million, respectively.

In addition, in connection with the Kern Phase 1(a) Acquisition on January 26, 2016, the Kingbird Acquisition on March 31, 2016, the Hooper Acquisition on April 1, 2016, the Macy’s Maryland Acquisition on July 1, 2016, the Kern Phase 1(b) Acquisition on September 9, 2016, the Henrietta Acquisition on September 29, 2016 and the Kern Phase 2(a) Acquisition on November 30, 2016, OpCo acquired the noncontrolling interest balances totaling $0.9 million, $11.7 million, $23.7 million, $0.6 million, $1.8 million, $0.1 million and $1.3 million, respectively. Please read Note 3—Business Combinations—2016 Acquisitions” and “Note 4—Investment in Unconsolidated Affiliates” for further details.

During the year ended November 30, 2016, such indirect subsidiaries of OpCo received $50.5 million in contributions from third-party investors under the related facilities, of which $46.8 million was transferred to an affiliate of First Solar for the remaining purchase price payment of the Kingbird Project and $3.3 million was transferred to an affiliate of SunPower for the remaining purchase price payment of the Macy’s Maryland Project. During the year ended November 30, 2016, such indirect subsidiaries of OpCo attributed $126.4 million in losses to the third-party investors primarily as a result of allocating certain assets, including tax credits, if any, to the investors. During the eleven months ended November 30, 2015 such subsidiaries of OpCo received $203.7 million in contributions from investors under the related facilities and attributed $102.2 million in losses to the third-party investors primarily as a result of allocating certain assets, including tax credits, if any, to the investors. During the year ended December 28, 2014, no contributions from investors were received and no losses were attributed. During the year ended November 30, 2016, such indirect subsidiaries of OpCo made distributions to third-party investors under the related facilities of $7.2 million, compared to distributions of zero for both the eleven months ended November 30, 2015 and the year ended December 28, 2014.

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

The following table presents the noncontrolling interest balances by entity, reported in shareholders’ equity in the consolidated balance sheets as of November 30, 2016 and November 30, 2015:

	As of
	November 30,	November 30,
(in thousands)	2016	2015
First Solar	$238,210	$159,624
SunPower	311,327	22,661
Tax equity investors	40,794	11,773
Total	$590,331	$194,058

Note 11. Shareholder’s Equity

The Partnership’s Class A shares and Class B shares represent limited partner interests in the Partnership. The Partnership’s partnership agreement authorizes the issuance of an unlimited number of Class A shares and Class B shares. The number of Class A shares issued by the Partnership will at all times equal the number of OpCo common units held by the Partnership. The number of Class B shares issued by the Partnership will at all times equal the aggregate number of OpCo common and subordinated units held by persons or entities other than the Partnership. The holders of Class A shares and Class B shares are entitled to exercise the rights or privileges available to limited partners under the partnership agreement, but only holders of Class A shares are entitled to participate in the Partnership’s distributions. Holders of Class B Shares, in their capacity as such, do not have any rights to profits or losses or any rights to receive distributions from operations or upon the liquidation or winding-up of the Partnership. Each Class B share is entitled to one vote on matters that are submitted to the Partnership’s Class B shareholders for a vote. Class A shares and the Class B shares are treated as a single class on all such matters submitted for a vote of the Partnership’s Class A and Class B shareholders other than votes requiring a share majority during the subordination period as described above. The Partnership is required to distribute its available cash (as defined in the Partnership’s partnership agreement) to the holders of Class A shares each quarter.  The Partnership’s Class A shareholders and Class B shareholders have only limited voting rights and at times vote together or as separate classes. These voting rights include, but are not limited to, certain amendments to the Partnership’s partnership agreement, merger or dissolution of the Partnership or the sale of all or substantially all of the Partnership’s assets and removal of the General Partner.  The Partnership’s shareholders are not entitled to elect the General Partner or its directors.  If at any time the General Partner and its affiliates control more than 80% of the aggregate of (i) the number of Class A shares then outstanding and (ii) the number of Class B shares equal to the number of OpCo common units owned by the Sponsors and their affiliates, the General Partner will have the right to acquire all, but not less than all, of the shares of such class then outstanding held by unaffiliated persons as of a record date to be selected by the General Partner, on at least ten but not more than 60 days’ notice. The purchase price in the event of this purchase is the greater of (i) the highest cash price paid by either of the General Partner or any of its affiliates for any share of the class purchased within the 90 days preceding the date on which the General Partner first mails notice of its election to purchase those shares; and (ii) the current market price calculated in accordance with the Partnership’s partnership agreement as of the date three business days before the date the notice is mailed. The Partnership is a party to an Exchange Agreement whereby it has agreed in certain situations to issue Class A shares to the Sponsors in exchange for an equal number of Class B shares and OpCo common units.  Under the terms of the Exchange Agreement, each Sponsor has the right to receive, at the election of OpCo and with the approval of the conflicts committee, either the number of the Class A shares equal to the number of Tendered Units or a cash payment equal to the number of Tendered Units multiplied by the then current trading price of Class A shares. Alternatively, each of OpCo and Partnership have the right, with the approval of the conflicts committee, to acquire such Class B shares and OpCo common units for cash.

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

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

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

September 2016 Offering

On September 28, 2016, the Partnership sold 8,050,000 Class A shares at a price to the public of $14.65 per share, for aggregate gross proceeds of $117.9 million, in an underwritten registered public offering (the “September 2016 Offering”). The underwriting discount of $3.5 million paid to the underwriters and associated expenses of $1.1 million, for a total of $4.6 million, were deducted from the gross proceeds from the September 2016 Offering. The Partnership received net proceeds of $113.3 million from the sale of the Class A shares after deducting underwriting fees and associated expenses. The Partnership used all of the net proceeds from the September 2016 Offering to purchase 8,050,000 OpCo common units from OpCo. OpCo used such net proceeds from the sale of common units to fund a portion of the purchase price for the 49% interest in the Henrietta Project.

As of November 30, 2016, the Partnership owned a 35.5% limited liability company interest in OpCo as well as a controlling noneconomic managing member interest in OpCo, and the Sponsors collectively owned 51,000,000 Class B shares in the Partnership, with SunPower and First Solar having owned 28,883,075 and 22,116,925 Class B shares, respectively, and together, having owned a noncontrolling 64.5% limited liability company interest in OpCo.

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

As of November 30, 2016 and November 30, 2015, the following number of shares of the Partnership were outstanding:

	As of
Shares	November 30, 2016	November 30, 2015	Shareholder
Class A shares	28,072,680	20,007,281	Public
Class B shares	22,116,925	22,116,925	First Solar
Class B shares	28,883,075	28,883,075	SunPower
Total shares outstanding	79,072,680	71,007,281

Cash Distribution

The Partnership is required to distribute its available cash (as defined in the Partnership Agreement) to the holders of Class A shares each quarter effective the third quarter of 2015. On October 15, 2015, the Partnership distributed $3.1 million on its Class A shares, or $0.157 per share. This amount represented the prorated minimum quarterly distribution of $0.2097 per OpCo unit, or $0.8388 per OpCo unit on an annualized basis for the post-IPO period from June 24, 2015 to August 31, 2015. On January 14, 2016, the Partnership distributed $4.3 million on its Class A shares, or $0.217 per share for the period from September 1, 2015 to November 30, 2015. On April 14, 2016, the Partnership distributed $4.5 million on its Class A shares, or $0.2246 per share for the period from December 1, 2015 to February 29, 2016. On July 15, 2016, the Partnership distributed $4.7 million on its Class A shares, or $0.2325 per share for the period from March 1, 2016 to May 31, 2016. On October 14, 2016, the Partnership distributed $19.0 million on its Class A and OpCo’s common and subordinated units, or $0.2406 per share or unit for the period from June 1, 2016 to August 31, 2016. On January 13, 2017, the Partnership distributed $19.7 million on its Class A and OpCo’s common and subordinated units, or $ 0.2490 per share or unit for the period from September 1, 2016 to November 30, 2016.

Note 12. Share-based Compensation

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

The Partnership measures compensation expense for all share-based payment awards based on estimated grant-date fair values of Class A shares, and accounts for share-based compensation expense by amortizing the fair value on a straight-line basis over the requisite vesting period, less estimated forfeitures. During the year ended November 30, 2016 and the eleven months ended November 30, 2015, the Partnership issued an aggregate of 15,399 and 7,281 Class A shares, respectively, to the three independent members of the board of directors. These shares were unrestricted and had no vesting period. Share-based compensation expenses for the year ended November 30, 2016 and the eleven months ended November 30, 2015 were $0.2 million and $0.1 million, respectively, and were included in SG&A expense.

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

Note 13. Net Income Per Share

Basic net income per share is computed by dividing net income for the year ended November 30, 2016 and the eleven months ended November 30, 2015, respectively, attributable to Class A shareholders by the weighted average number of Class A shares outstanding for the applicable period. Diluted net income per share is computed using basic weighted average Class A shares outstanding plus, if dilutive, any potentially dilutive securities outstanding during the period using the treasury-stock-type method. Pursuant to the Exchange Agreement entered into among the Partnership, the General Partner, OpCo, a wholly owned subsidiary of SunPower and a wholly owned subsidiary of First Solar, the Sponsors can tender OpCo common units and an equal number of such Sponsor’s Class B shares for redemption, and the Partnership has the right to directly purchase the tendered OpCo common units and Class B shares for, subject to the approval of its conflicts committee, cash or the issuance of Class A shares of the Partnership. If the Partnership elects to issue Class A shares, it would cancel the tendered Class B shares and hold the OpCo common units with the other OpCo common units it previously held, since the number of Class A shares issued must at all time equal the number of OpCo common units held by the Partnership. Since the Partnership would be holding additional OpCo common units, the net income attributable to Class A shares would proportionately increase, resulting in no change to net income per share for the year ended November 30, 2016 and the eleven months ended November 30, 2015, respectively. In addition, there were no potentially dilutive securities (including any stock options, restricted stock and restricted stock units) for the year ended November 30, 2016 and the eleven months ended November 30, 2015, respectively.

Accordingly, basic and diluted net income per share for the year ended November 30, 2016 and eleven months ended November 30, 2015, respectively, was as follows:

	Year Ended	Eleven Months Ended
	November 30,	November 30,
(in thousands, except per share amounts)	2016	2015
Basic net income per share:
Numerator:
Net income attributable to Class A shareholders	$27,101	$18,726

Denominator:
Basic weighted-average shares	21,420	20,002

Basic net income per share	$1.27	$0.94

Diluted net income per share:
Numerator:
Net income attributable to Class A shareholders	$27,101	$18,726
Add: Additional net income attributable to Class A shares due to increased percentage ownership in OpCo, net of tax, from the conversion of Class B shares	20,466	14,474
	$47,567	$33,200

Denominator:
Basic weighted-average shares	21,420	20,002
Effect of dilutive securities:
Class B shares (1)	15,500	15,032
Diluted weighted-average shares	36,920	35,034

Diluted net income per share	$1.27	$0.94

(1)	Up to the amount of OpCo common units held by Sponsors

Note 14. Related Parties

Management Services Agreements

Immediately prior to the completion of the IPO on June 24, 2015, the Partnership, together with the General Partner, OpCo and Holdings, entered into similar but separate Management Services Agreements (the “MSAs”) with affiliates of each of the Sponsors

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

(each, a “Service Provider”). Under the MSAs, the Service Providers provide or arrange for the provision of certain administrative and management services for the Partnership and certain of its subsidiaries, including managing the Partnership’s day-to-day affairs, in addition to those services that are provided under existing O&M agreements and asset management agreements (“AMAs”) between affiliates of the Sponsors and certain of the subsidiaries of the Partnership. In August 2015, the First Solar MSA and the SunPower MSA were amended to adjust the annual management fee payable to each respective Service Provider. Under the First Solar MSA, OpCo pays an annual management fee of $0.6 million to the First Solar Service Provider. Under the SunPower MSA, OpCo pays an annual management fee of $1.1 million to the SunPower Service Provider. These payments are subject to annual adjustments for inflation. Costs incurred for these services were $1.7 and $0.7 million for the year ended November 30, 2016 and the eleven months ended November 30, 2015, respectively.

On January 20, 2017, the parties thereto amended the SunPower MSA to include Kingbird Solar, LLC and the Kingbird Project Entities under certain aspects of SunPower’s scope of managerial services effective April 30, 2016 in return for the associated AMA fee payable by First Solar Asset Management.

Engineering, Procurement and Construction Agreements

Various projects are designed, engineered, constructed and commissioned pursuant to EPC agreements with affiliates of the Sponsors, which may include a 2- to 10-year system warranty against defects in materials, construction, fabrication and workmanship, and in some cases, may include a 25-year power and product warranty on certain modules.

As of November 30, 2016, all of the projects contributed by the Sponsors on the date of the IPO and the Henrietta Project, the Hooper Project, the Kern Phase 1(b) Assets and the Kingbird Project have achieved COD. The Kern Phase 2(a) Assets and the Macy’s Maryland Project were construction-in-progress as of November 30, 2016 and achieved COD in December 2016. The Kern Phase 1(a) Assets are construction-in-progress as of November 30, 2016 and expected to achieve COD in June 2017. SunPower as the EPC provider is required to complete the Kern Phase 1(a) Assets, and pursuant to the Omnibus Agreement, all the associated costs to complete the Kern Phase 1(a) Assets are obligations of SunPower.

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

O&M services to the leased solar power systems, also known as executory costs, were allocated to the Predecessor by SunPower and disclosed as cost of operations-SunPower in the combined carve-out statement of operations of the Predecessor. Costs incurred for O&M and AMA services were $5.3 million, $0.7 million and $0.9 million for the year ended November 30, 2016, the eleven months ended November 30, 2015 and the year ended December 28, 2014, respectively.

Omnibus Agreement

In connection with the IPO, the Partnership entered into an omnibus agreement, which was subsequently amended and restated on April 6, 2016 (the “Omnibus Agreement”), with its Sponsors, the General Partner, OpCo and Holdings.

The material provisions of the Omnibus Agreement are as follows: (a) each Sponsor was granted an exclusive right to perform certain services not otherwise covered by an O&M agreement or an AMA on behalf of the Project Entities contributed by such Sponsor; (b) with respect to any project in the Portfolio that had not achieved commercial operation as of the date contributed to the Partnership, the Sponsor who contributed such project agreed to pay to OpCo all costs required to complete such project, as well as certain liquidated damages in the event such project fails to achieve operability pursuant to an agreed schedule (subject to certain adjustments); (c) with respect to the Quinto Project and the North Star Project, the Sponsor who contributed such project agreed to pay to OpCo the difference, if any, between the amount of network upgrade refunds projected to be received in respect of such Sponsor’s contributed project at the time of the IPO and the amount of network upgrade refunds projected to be received given the actual amount of upgrade costs incurred in respect of such project; (d) each Sponsor agreed to certain undertakings on the part of its affiliates who are members of the Project Entities or who provide asset management, construction, operating and maintenance and other services to the Project Entities contributed by such Sponsor; (e) to the extent a Sponsor continues to post credit support on behalf of a Project

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

Entity after it has been contributed to OpCo, OpCo agreed to reimburse such Sponsor upon any demand or draw under such credit support, and the Sponsor agreed to maintain such support pursuant to the applicable underlying contractual or regulatory requirements; (f) each Sponsor agreed to indemnify OpCo for any costs it incurs with respect to certain tax-related events and events in connection with tax equity financing arrangements; and (g) the parties agreed to a mutual undertaking regarding confidentiality and use of names, trademarks, trade names and other insignias. The schedules of the Omnibus Agreement are amended in connection with each project acquisition to include the solar power systems acquired effective the closing date of such acquisition.

During the three months ended February 29, 2016, the Partnership received a $10.0 million indemnity payment for a shortfall associated with the network upgrade refunds projected to be received, pursuant to the indemnity obligations described in clause (c) of the preceding paragraph.

The Partnership also received indemnity payments from SunPower of $3.9 million for a test energy shortfall associated with the Quinto Project during the three months ended November 30, 2015 and $0.3 million for the delay in commercial operations with the Kern Project during the three months ended November 30, 2016.

Promissory Notes

On November 25, 2015, OpCo, issued a Promissory Note to First Solar in the principal amount of $2.0 million (the “Short-term Note”), in exchange for First Solar’s loan of such amount to OpCo. Upon the receipt of certain payments by the Solar Gen 2 Project Entity from SDG&E under the power purchase agreement between the Solar Gen 2 Project Entity and SDG&E, which had been previously withheld pending completion of an administrative requirement (each, a “Specified Payment”), OpCo was obligated to repay a portion of the principal amount of the Short-term Note equal to such Specified Payment and the unpaid balance of all interest accrued under the Short-term Note to and including the date of such repayment. Interest under the Short-term Note accrued at a rate of 1% on the portion of the principal of the Short-term Note equal to the amount of each Specified Payment from the date SDG&E remitted such payment to the Solar Gen 2 Project Entity through the date that OpCo repaid such amount to First Solar as described above. OpCo was permitted to prepay the Short-term Note at any time without penalty or premium. On December 30, 2016, OpCo repaid the Short-term Note to First Solar.

In connection with the closing of the Stateline Acquisition on December 1, 2016, OpCo issued a promissory note to First Solar in the principal amount of $50.0 million. Please read “Note 17—Subsequent Events” for further details.

Purchase and Sale Agreements

Prior to the closing of the IPO, each of (i) SSCA XIII Holding Company, LLC, an indirect subsidiary of OpCo and the holder of the Quinto Project Entity (“Quinto Holdings”), (ii) SSCA XXXI Holding Company, LLC, an indirect subsidiary of OpCo and the indirect holder of the RPU Project Entity (“RPU Holdings”), and (iii) SunPower Commercial Holding Company I, LLC, an indirect subsidiary of OpCo and the holder of the UC Davis Project Entity and the Macy’s California Project Entities, entered into purchase and sale agreements (collectively, the “SunPower IPO PSAs”) with affiliates of SunPower in connection with SunPower’s contribution of such entities to OpCo, and also entered into certain tax equity financing arrangements with third party investors to finance the purchases of such entities. Pursuant to the SunPower IPO PSAs, the purchase prices were paid in installments, which were made when the projects met certain construction milestones, with final installment payments due upon COD. Since all of these projects have attained COD, there are no purchase price payments remaining.

On January 26, 2016, OpCo entered into the Kern Purchase Agreement with SunPower pursuant to which OpCo agreed to purchase an interest in the Kern Project, as further described above in Note 3—Business Combinations—2016 Acquisitions.” Effective January 26, 2016, a subsidiary of OpCo acquired from SunPower all of the class B limited liability company interests of the Kern Class B Partnership.  Pursuant to the Kern Purchase Agreement, the purchase price for the Kern Project will be paid by OpCo when each phase of the project reaches “mechanical completion.” In addition, on January 22, 2016, a subsidiary of the Kern Class B Partnership entered into a tax equity financing facility with a third-party investor, which allocates to OpCo a certain share of cash flows from the Kern Project pursuant to a specified distribution waterfall. Purchase price payments of up to approximately $30.0 million will be funded by the tax equity investor’s capital contributions, of which $0.9 million, $1.8 million, $1.3 million and $6.7 million was paid on January 22, 2016, September 9, 2016, November 30, 2016 and December 14, 2016, respectively, and the remaining balance of up to $19.3 million will be made when the Kern Project’s phases meet certain construction milestones and will be transferred to affiliates of SunPower for the remaining purchase price payments.

On March 31, 2016, OpCo entered into the Kingbird Purchase Agreement with First Solar and First Solar Asset Management, pursuant to which OpCo agreed to acquire an interest in the Kingbird Project, as further described above in “Note 3—Business

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

Combinations—2016 Acquisitions.” Effective March 31, 2016, a subsidiary of OpCo acquired FSAM Kingbird Solar Holdings, LLC from First Solar. FSAM Kingbird Solar Holdings, LLC holds the class B limited liability company interests of Kingbird Solar, LLC. The Kingbird Project Entities are direct subsidiaries of Kingbird Solar, LLC, and OpCo holds a controlling interest in the Kingbird Solar, LLC effective March 31, 2016. Pursuant to the Kingbird Purchase Agreement, the $60.0 million purchase price due from OpCo to acquire an interest in the Kingbird Project was paid in installments with $42.9 million in cash paid to First Solar on March 31, 2016 and a $17.1 million contribution to FSAM Kingbird Solar Holdings, LLC on May 31, 2016, which was subsequently paid to an affiliate of First Solar for the remaining balance due under the Kingbird Project’s Engineering, Procurement and Construction contract. In addition, Kingbird Solar, LLC entered into a tax equity financing facility with a third-party investor, which allocates to OpCo a certain share of cash flows from the Kingbird Project pursuant to a specified distribution waterfall. The tax equity investor made capital contributions to fund purchase price payments of approximately $11.7 million on February 26, 2016 and $46.8 million on May 31, 2016, which were made when the Kingbird Project’s phases met certain construction milestones and were transferred to an affiliate of First Solar for the remaining purchase price payments. Since the Kingbird Project has attained COD as of May 31, 2016, there are no purchase price payments remaining.

On March 31, 2016, OpCo entered into the Hooper Purchase Agreement with SunPower and SunPower AssetCo, pursuant to which OpCo agreed to acquire an interest in the Hooper Project, as further described above in “Note 3—Business Combinations—2016 Acquisitions.” Effective April 1, 2016, a subsidiary of OpCo acquired from SunPower all of the class B limited liability company interests of the Hooper Class B Partnership for a cash purchase price of $53.5 million. Since the Hooper Project attained COD prior to the acquisition date there are no purchase price payments remaining.

On June 29, 2016, OpCo entered into the Macy’s Maryland Purchase Agreement with SunPower and SunPower AssetCo pursuant to which OpCo agreed to purchase an interest in the Macy’s Maryland Project, as further described above in “Note 3—Business Combinations—2016 Acquisitions.” Effective July 1, 2016, a subsidiary of OpCo acquired from SunPower all of the class B limited liability company interests of the Macy’s Maryland Class B Partnership. Pursuant to the Macy’s Maryland Purchase Agreement, the $12.0 million purchase price due from OpCo to acquire an interest in the Macy’s Maryland Project was contributed to Macy’s Maryland Class B Partnership, the acquired company, on July 1, 2016, of which $6.4 million was paid to SunPower on July 1, 2016 and the $5.6 million remaining balance was paid to SunPower on September 21, 2016 when the Macy’s Maryland Project met certain construction milestones. In addition, a subsidiary of the Macy’s Maryland Class B Partnership entered into a tax equity financing facility with a third-party investor, which allocates to OpCo a certain share of cash flows from the Macy’s Maryland Project pursuant to a specified distribution waterfall. Purchase price payments of $8.7 million were funded by the tax equity investor’s capital contributions, of which $0.6 million, $3.3 million and $4.8 million was paid on May 6, 2016, September 21, 2016 and December 28, 2016, respectively, when the Macy’s Maryland Project’s phases met certain construction milestones and were transferred to an affiliate of SunPower for the remaining purchase price payments. Since the Macy’s Maryland Project has attained COD as of December 21, 2016 there are no purchase price payments remaining. Please read “Note 3—Business Combinations—2016 Acquisitions” for further details.

On September 20, 2016, OpCo entered into the Henrietta Purchase Agreement with SunPower and SunPower AssetCo pursuant to which OpCo agreed to purchase an interest in the Henrietta Project, as further described above in “Note 4— Investment in Unconsolidated Affiliates.” Effective September 29, 2016, a subsidiary of OpCo acquired from SunPower all of the class B limited liability company interests of the Henrietta Class B Partnership for a total cash purchase price of $134.0 million (before consideration of acquisition related costs and working capital adjustments).

On November 11, 2016, OpCo entered into the Stateline Purchase Agreement with First Solar and First Solar Asset Management pursuant to which OpCo agreed to purchase an interest in the Stateline Project, as further described above in “Note 4— Investment in Unconsolidated Affiliates.” Effective December 1, 2016, a subsidiary of OpCo acquired FSAM DS Holdings, LLC from First Solar for a total purchase price of $329.5 million (before consideration of acquisition related costs and working capital adjustments). Effective December 1, 2016, FSAM DS Holdings, LLC owns 100% of the class B interests in Desert Stateline Holdings, LLC (“DS Holdings”), the direct owner of 100% of the limited liability company membership interests in the Stateline Project Entity. Please read “Note 17—Subsequent Events” for further details.

Maryland Solar Lease Arrangement

The Maryland Solar Project Entity has leased the Maryland Solar Project to an affiliate of First Solar. Under the arrangement, First Solar’s affiliate is obligated to pay a fixed amount of rent that is set based on the expected operations of the plant. The lease agreement will expire on December 31, 2019 (unless terminated earlier pursuant to its terms). Please read Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence—Maryland Solar Lease Agreement.”

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

Operating Expense Allocations

The Predecessor’s carve-out financial statements include allocations of certain SunPower operating expenses. The allocations include: (i) charges that were incurred by SunPower that were specifically identified as attributable to the Predecessor; and (ii) an allocation of applicable SunPower operating expenses based on the proportional level of effort attributable to the operation of the Predecessor’s portfolio of solar power systems leased to residential homeowners and projects under construction. These expenses include legal, accounting, tax, treasury, information technology, insurance, employee benefit costs, human resources, procurement and other corporate services and infrastructure costs. The allocation of applicable SunPower operating expenses was principally based on management’s estimate of the proportional level of effort devoted by corporate resources. The amounts allocated to the Predecessor related to SunPower operating expenses were $7.7 million, and $4.8 million in the eleven months ended November 30, 2015 and in the year ended December 28, 2014, respectively, and are disclosed as SG&A expenses on the consolidated statement of operations.

Note 15. Income Taxes

The provision for income taxes differed from the amount computed by applying the statutory U.S. federal rate of 35% primarily due to the tax impact of equity in earnings, the tax impact of noncontrolling interest, a permanent difference between the amount recognized as deductible for U.S. GAAP and tax purposes related to board of director share-based compensation, and state tax rates (net of federal benefit) in various jurisdictions, most significantly California. All tax expense, other than minimum state tax payments, after the IPO closing date is deferred tax expense and the Partnership has not paid any cash taxes in the period after the IPO closing date covered by these consolidated financial statements.

The Partnership’s financial reporting year-end is November 30 while its tax year-end is December 31. The Partnership has elected to base the tax provision on the financial reporting year; therefore, since the 2016 financial reporting year is December 1, 2015 through November 30, 2016, the taxable income (loss) included in the 2016 tax provision is for the tax year ended December 31, 2015. The provision accrued at the financial reporting year-end will be a discrete period computation, and the tax credits and permanent differences recognized in that accrual will be those generated between the tax year-end date and the financial reporting year-end date. Any amounts recorded for income tax provision (benefit) represent deferred income taxes being provided on the net income before taxes of OpCo, a non-taxable partnership, which is allocated to the Partnership.

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

Income tax benefit (expense) consists of the following:

	Year Ended	Eleven Months Ended	Year Ended
	November 30,	November 30,	December 28,
(in thousands)	2016	2015	2014
Income (loss) before income taxes	$12,813	$(20,563)	$(1,193)
Income tax expense:
Current tax expense
Federal	—	—	—
State	(2)	(12)	(23)
Total current tax expense	$(2)	$(12)	$(23)
Deferred tax expense
Federal	$(18,242)	$(10,929)	$—
State	—	(1,562)	—
Total deferred tax expense	(18,242)	(12,491)	—
Income tax expense	$(18,244)	$(12,503)	$(23)

For the year ended November 30, 2016, the current tax expense is related to minimum state tax payments due and remitted for the tax year ended December 31, 2015.

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

The income tax expense differs from the amounts obtained by applying the statutory U.S. federal tax rate to income before taxes as shown below:

	Year Ended	Eleven Months Ended	Year Ended
	November 30,	November 30,	December 28,
(in thousands)	2016	2015	2014
Statutory rate	35%	35%	35%
Tax benefit (expense) at U.S. statutory rate	$(4,484)	$7,197	$418
Noncontrolling interest	(9,495)	(10,201)	—
Equity in Earnings	(1,892)	(893)	—
State income taxes	(2,331)	(1,574)	(23)
Other	(42)	(3)	—
Deferred taxes not benefited	—	(7,029)	(418)
Total	$(18,244)	$(12,503)	$(23)
Effective tax rate	142.4%	-60.8%	-1.9%

The income tax effects of temporary differences giving rise to the Partnership's deferred income tax liabilities and assets are as follows:

	Year Ended	Eleven Months Ended	Year Ended
	November 30,	November 30,	December 28,
(in thousands)	2016	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$3,948	$41	$64,550
Deferred lease revenue	—	—	1,084
Total deferred tax assets	3,948	41	65,634
Valuation allowance	—	—	(24,430)
Total deferred tax assets, net of valuation allowance	3,948	41	41,204
Deferred tax liabilities:
Outside basis difference in partnership	(34,681)	(12,544)	—
Fixed asset basis difference	—	—	(41,204)
Total deferred tax liabilities	(34,681)	(12,544)	(41,204)
Net deferred tax asset (liability)	$(30,733)	$(12,503)	$—

At November 30, 2016, the Partnership had federal and aggregate state net operating loss carryforwards of $3.4 million and $0.5 million, respectively. If not used, the federal net operating loss carryforwards will expire beginning in 2035, and the state net operating loss carryforwards will begin to expire in 2035, with the exception of Vermont’s net operating loss carryforwards which will begin expiring in 2025. No valuation allowance was established to offset the net operating loss carryforward since the Partnership expects to fully be able to realize the losses in future years before they expire, based on future projections, including the future reversal of existing taxable temporary differences.  No uncertain tax positions have been identified for the year ended November 30, 2016 or for the tax year ended December 31, 2015.

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

Net operating loss carryforwards as of December 28, 2014 represent tax benefits measured assuming the Predecessor had been a stand-alone operating company since December 30, 2012, and will not be available if the Predecessor is no longer part of the Parent’s return. As of December 28, 2014, the Predecessor had federal net operating loss carryforwards of $168.4 million for tax purposes. These federal net operating loss carryforwards will expire at various dates from 2029 to 2034. As of December 28, 2014, the Predecessor had California state net operating loss carryforwards of approximately $72.6 million for tax purposes. These California net operating loss carryforwards will expire at various dates from 2031 to 2034. The Predecessor’s ability to utilize a portion of the net operating loss and

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

credit carryforwards is dependent upon the Predecessor being able to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership.

The valuation allowance recorded as of December 28, 2014 assumes the Predecessor had been a stand-alone operating company since January 2, 2011. The deferred tax assets were determined by assessing both positive and negative evidence. When determining whether it is more likely than not that deferred assets are recoverable the Predecessor believes that sufficient uncertainty exists with regard to the realizability of these assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the lack of consistent profitability in the solar industry, and the lack of carryback capacity to realize these assets, and other factors. Based on the absence of sufficient positive objective evidence, the Predecessor is unable to assert that it is more likely than not that it will generate sufficient taxable income to realize these remaining net deferred tax assets. Should the Predecessor achieve a certain level of profitability in the future, it may be in a position to reverse the valuation allowance which would result in a non-cash income statement benefit.

Accounting guidelines prescribes a more-likely-than-not recognition threshold and establishes measurement requirements for financial statement reporting of income tax positions which the Predecessor has adopted. The Predecessor has assessed the impact of these accounting guidelines and has concluded there is no material impact on its carve-out financial statements. As of December 28, 2014, there were no material uncertain tax positions. The open tax years are 2012, 2013 and 2014.

Note 16. Segment Information

The Partnership manages its Portfolio as one segment that operates a portfolio of solar energy generation systems. It operates as a single reportable segment based on the “management” approach.

All operating revenues for the year ended November 30, 2016, the eleven months ended November 30, 2015 and the year ended December 28, 2014 were from customers located in the United States and over 90% of the Partnership’s total revenue for all periods was comprised of lease revenue. Operating revenues from one customer, First Solar, as lessee of the Maryland Solar Project, accounted for less than 10.0%, 21.0%, and zero, of total operating revenues for the year ended November 30, 2016, the eleven months ended November 30, 2015, and the year ended December 28, 2014, respectively. Operating revenues from another customer, Southern California Edison, as counterparty of the Quinto Project’s power purchase agreement, accounted for 54.9%, less than 10.0%, and zero, of total operating revenues for the year ended November 30, 2016, the eleven months ended November 30, 2015, and the year ended December 28, 2014, respectively. All long-lived assets consisting of property and equipment, net, were located in the United States.

Note 17. Subsequent Events

On December 19, 2016, the board of directors of the Partnership’s general partner declared a cash distribution for its Class A shares of $0.2490 per share for the fourth quarter of 2016. The board of directors declared a corresponding cash distribution for OpCo’s common and subordinated units, which includes all common and subordinated units held by First Solar and SunPower. The fourth quarter distribution will be paid on January 13, 2017 to shareholders and unitholders of record as of January 3, 2017.

As previously disclosed, on November 11, 2016, OpCo entered into the Stateline Purchase Agreement with First Solar and First Solar Asset Management, pursuant to which OpCo agreed to acquire a 34% interest in the Stateline Project for $329.5 million.  A subsidiary of Southern Company owns the other 66% interest in the Stateline Project and controls the governing board of the project. Consideration for the Stateline Acquisition was comprised of (i) a cash payment by OpCo to First Solar of approximately $272.8 million on December 1, 2016, (ii) the delivery of a promissory note of OpCo to First Solar in the principal amount of $50.0 million and (iii) a deferred cash payment of approximately $6.7 million paid by OpCo to First Solar on December 30, 2016. The source of cash for the $272.8 million payment to First Solar by OpCo resulted from (i) $250.0 million borrowed on December 1, 2016 under the incremental term loan facility, (ii) $20.0 million borrowed on December 1, 2016 under the revolving credit facility and (iii) $2.8 million cash on hand. The $50.0 million promissory note is unsecured and matures on the date that is six months after the maturity date under OpCo’s existing credit agreement. Interest will accrue at a rate of 4% per annum, except it will accrue at a rate of 6% per annum (i) upon the occurrence and during the continuation of a specified event of default and (ii) in respect of amounts accrued as payments-in-kind pursuant to the terms of the note.  OpCo is not permitted to prepay the $50.0 million promissory note without the consent of certain lenders under its existing credit agreement (except for certain mandatory prepayments). Until OpCo has paid in full the principal and interest on promissory note, OpCo is restricted in its ability to: (i) acquire interests in additional projects (other than the acquisition of the Kern Phase 2(b) Assets); (ii) use the net proceeds of equity issuances except as prescribed in the promissory note; (iii) incur additional indebtedness to which the promissory note would be subordinate; and (iv) extend the maturity date under OpCo’s existing credit facility. In connection with the closing of the Stateline Acquisition on December 1, 2016, the Partnership

8point3 Energy Partners LP

Notes to Consolidated Financial Statements— Continued

amended the Omnibus Agreement with the General Partner, Holdings, First Solar, SunPower and OpCo to include the Stateline Project in the schedules for all purposes.

Note 18. Quarterly Financial Information (Unaudited)

	For the Three Months Ended
	2016				2015
	November 30,	August 31,	May 31,	February 29,	November 30,	August 31,	June 28,	March 29,
	2016	2016	2016	2016	2015	2015	2015	2015
Operating revenues, net	$14,463	$26,116	$13,517	$7,102	$4,031	$3,076	$2,179	$2,134
Operating income (loss)	4,073	15,474	3,885	(1,259)	20	(711)	(3,574)	(4,167)
Other expense (income), net	1,697	2,612	2,389	2,662	(192)	3,416	7,393	4,993
Net income (loss)	4,250	15,874	(161)	(7,053)	(8,644)	1,287	(10,852)	(9,166)
Net income (loss) attributable to 8point3 Energy Partners LP Class A shares	4,178	7,593	10,022	5,308	17,693	1,033	145	(9,166)
Net income per Class A share - basic	$0.16	$0.38	$0.50	$0.27	$0.88	$0.05	$0.01	N/A
Net income per Class A share - diluted	$0.16	$0.38	$0.50	$0.27	$0.88	$0.05	$0.01	N/A
Distributions per Class A share:	$0.24	$0.23	$0.22	$0.22	$—	$—	$—	N/A
Weighted average number of Class A shares - basic	25,680	20,015	20,011	20,007	20,002	20,002	20,000	N/A
Weighted average number of Class A shares - diluted	41,180	35,515	35,511	35,507	35,503	34,415	32,500	N/A

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of November 30, 2016, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of November 30, 2016.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to a transition period established by rules of the SEC for new public companies. Section 103 of the JOBS Act provides that an emerging growth company is not required to provide an auditor’s report on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act for as long as we qualify as an emerging growth company. We are an emerging growth company, and therefore we are not required to include an attestation report of our independent registered public accounting firm on our internal control over financial reporting in this report.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

MANAGEMENT

Management of 8point3 Energy Partners LP

We are managed by the board of directors and executive officers of 8point3 General Partner, LLC, our general partner. Our general partner is not elected by our shareholders and may only be removed in certain limited circumstances. Our Sponsors, indirectly through Holdings, own all of the membership interests in our general partner.  Shareholders are not entitled to elect the directors of our general partner, which are all appointed by our Sponsors, or to directly or indirectly participate in our management or operations. Our general partner owes certain contractual duties to our shareholders as well as a fiduciary duty to its owners, our Sponsors and their respective affiliates. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly non-recourse to it. Our general partner therefore may cause us to incur indebtedness or other obligations that are non-recourse to it.

The board of directors has delegated authority over certain other matters to its project operations committee and to the officers of our general partner. Our general partner’s board of directors is composed of seven members. Our Sponsors appointed all members to our general partner’s board of directors, including four Sponsor directors, two of whom were appointed by First Solar and two of whom were appointed by SunPower. As long as one Sponsor director appointed by First Solar and one Sponsor director appointed by SunPower are present, a majority of all directors present constitutes a quorum for meetings of the board of directors.

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

The following sets forth information for our general partner’s directors and executive officers.

Name	Age	Position with 8point3 General Partner LLC
Charles D. Boynton	48	Chairman of the Board, Chief Executive Officer and Director
Bryan Schumaker	40	Chief Financial Officer
Mandy Yang*	41	Chief Accounting Officer
Jason E. Dymbort	39	General Counsel
Natalie F. Jackson	44	Vice President of Operations
Max Gardner	35	Vice President of Operations
Alexander R. Bradley	35	Director
Ty P. Daul	49	Director
Thomas C. O’Connor	61	Director
Norman J. Szydlowski	64	Director
Mark R. Widmar	51	Director
Michael W. Yackira	65	Director

*

Ms. Yang’s resignation from the office of Chief Accounting Officer of our general partner is effective as of February 3, 2017. Bryan Schumaker, Chief Financial Officer of our general partner, will assume the additional role of interim Chief Accounting Officer effective February 3, 2017.

In connection with our IPO, each of the initial Chief Executive Officer and the initial Chief Financial Officer of our general partner was appointed to serve a two-year term. Upon the expiration of the initial terms for such officers on June 24, 2017, (i) First Solar will have the right to select for appointment by the board of directors of our general partner a new Chief Executive Officer of our general partner, and (ii) SunPower will have the right to select for appointment by the board of directors of our general partner a new Chief Financial Officer. Pursuant to the limited liability company agreement of our general partner and Holdings, the right to appoint such officers will rotate between the Sponsors as subsequent terms expire.

Mr. Charles D. Boynton was appointed as the chairman of the board of directors and chief executive officer of our general partner in March 2015. Mr. Boynton also serves as the Executive Vice President and Chief Financial Officer of SunPower since March 2012. In March 2012, Mr. Boynton also served as SunPower’s Acting Financial Officer. From June 2010 to March 2012, he served as SunPower’s Vice President, Finance and Corporate Development, where he drove strategic investments, joint ventures, mergers and acquisitions, field finance and finance, planning and analysis. Before joining SunPower in June 2010, Mr. Boynton was the Chief Financial Officer for ServiceSource, LLC from April 2008 to June 2010. From March 2004 to April 2008 he served as the Chief Financial Officer at Intelliden. Earlier in his career, Mr. Boynton held key financial positions at Commerce One, Inc., Kraft Foods, Inc. and Grant Thornton, LLP. He is a member of the board of trustees of the San Jose Technology Museum of Innovation. Mr. Boynton was a certified public accountant, State of Illinois, and a Member FEI, Silicon Valley Chapter. Mr. Boynton earned his master’s degree in business administration at Northwestern University and his Bachelor of Science degree in business from Indiana University. We believe that Mr. Boynton’s extensive experience in finance and mergers and acquisitions in the renewable energy industry makes him well qualified to serve as the chairman of the board of directors of our general partner.

Mr. Bryan Schumaker was appointed as the chief financial officer of our general partner in June 2016. Mr. Schumaker joined First Solar in April 2008 as Assistant Corporate Controller, was appointed Vice President, Corporate Controller in December 2011, and was appointed Chief Accounting Officer in July 2015. Prior to joining First Solar, Mr. Schumaker held a number of positions with Swift Transportation Company from January 2003 to April 2008, including Vice President, Corporate Controller. Mr. Schumaker was also an auditor at KPMG LLP from December 2000 to January 2003. Mr. Schumaker holds a Bachelor’s degree in Business Administration with a major in Accounting from the University of New Mexico Anderson School of Management and is a Certified Public Accountant in Arizona.

Ms. Mandy Yang was appointed as the corporate controller and chief accounting officer of our general partner in March 2015. Ms. Yang also serves as the Sr. Director and Division Controller of the Global Distributed Generation (DG) Division at SunPower. Prior to that, she was the Director and Controller for the Global Residential and Light Commercial business unit as well as responsible for the financial planning and analysis function for the residential lease program within the residential business unit of the DG division. Before that, Ms. Yang led the external financial reporting and global operating expenses financial planning and analysis function at SunPower. Before joining SunPower in August 2011, Ms. Yang held a variety of senior key finance positions at Spansion Inc. from 2006 to 2011, including leading the SEC financial reporting group and Corporate Treasury function as well as the Corporate R&D financial planning and analysis role. Prior to 2006, Ms. Yang was an internal auditor at Synnex Corp and an auditor with Deloitte and Touche, among others. Ms. Yang is a California Certified Public Accountant and a Chartered Financial Analyst. Ms. Yang earned her master’s degree in business administration with a dual major in accounting and finance from University of Illinois at Urbana-Champaign.

Mr. Jason E. Dymbort was appointed as general counsel of our general partner in March 2015. Mr. Dymbort also serves as Deputy General Counsel – Americas of First Solar and has served in a variety of legal positions at First Solar since joining the company in March 2008, including serving as Assistant General Counsel – Project Finance & System Sales and overseeing legal work related to First Solar’s activities in a variety of international markets. Prior to joining First Solar, Mr. Dymbort was a corporate attorney at Cravath, Swaine & Moore LLP. Mr. Dymbort holds a juris doctor degree from the University of Pennsylvania Law School and a bachelor’s degree from Brandeis University.

Ms. Natalie F. Jackson was appointed as a vice president of operations of our general partner in June 2015. Ms. Jackson also serves as a Vice President for Project & Structured Finance at SunPower in Richmond, California where Ms. Jackson is responsible for SunPower’s Global Utility project and structured debt and equity financings as well as asset sales, including tax equity financing in the United States. Ms. Jackson’s professional experience includes more than 20 years in both project finance and business development in the United States and internationally in the independent power industry. Prior to joining SunPower, Ms. Jackson was Vice President of Project & Structured Finance at BrightSource Energy where she led the $2.2 billion project financing of the Ivanpah solar projects. Before that, Ms. Jackson served as Vice President of Project Finance for Invenergy, financing both wind and natural gas fired plants in the United States and Canada. Ms. Jackson also served as Project Director at AES Corporation, where she focused on business development and project finance in Central America, the Caribbean and Mexico. She holds a B.B.A. from James Madison University and a Masters of Business Administration from the Kellogg School of Management at Northwestern University.

Mr. Max Gardner was appointed as a vice president of operations of our general partner in June 2016. Mr. Gardner joined First Solar in 2010 as a Manager in the Project Finance group and was appointed Vice President, Project Finance (North America) in 2016. Prior to joining First Solar, Mr. Gardner was a strategy consultant at a boutique cleantech management consultancy from 2008 to 2010, and he began his career with General Electric in a management rotation program and as an analyst in the renewable energy finance group in 2003. In addition, Mr. Gardner also serves on the board of directors of Powerhive Inc. and Clean Energy Collective.  Mr. Gardner holds a Master’s of Business Administration from Harvard Business School and a Bachelor of Science in Computer Science from the University of Southern California.

Mr. Alexander R. Bradley was appointed as a member of the board of directors of our general partner in June 2016. Mr. Bradley also serves as the Chief Financial Officer of First Solar since July 2016. From June 2015 to June 2016, Mr. Bradley served as a vice president of operations of our general partner. From December 2012 to June 2016, Mr. Bradley served as a Vice President, Global Project Finance and, in May 2015, Mr. Bradley was named Treasurer of First Solar. In these roles, Mr. Bradley was responsible for First Solar’s global debt, equity and tax equity financings, project structuring and project sales, as well as for global treasury. Mr. Bradley has led or supported the structuring, sale and financing of over $10 billion and approximately 2.7 GW of First Solar’s worldwide development assets, including several of the largest photovoltaic power plant projects in North America. Mr. Bradley’s professional experience includes more than 10 years in investment banking, mergers and acquisitions, project finance and business development in the United States and internationally. Prior to joining First Solar, Mr. Bradley worked at HSBC in investment banking and leveraged finance, in London and New York, covering the energy and utilities sector. He received his Master of Arts from the University of Edinburgh, Scotland. We believe that Mr. Bradley’s extensive experience in finance and mergers and acquisitions in the renewable energy industry makes him well qualified to serve as a member of the board of directors of our general partner.

Mr. Ty P. Daul was appointed as a member of the board of directors of our general partner in June 2016. Mr. Daul serves as the Senior Vice President, Americas Power Plant business for SunPower. Mr. Daul has been integrally involved in over 2.8 GW of operating renewable projects and 870 MW of operating gas-fired projects representing approximately $5.7 billion of total investment over the last 25 years in the power generation industry and his experience covers engineering, sales and marketing, product development, financial analysis, development and executive leadership. Prior to joining SunPower, Mr. Daul cofounded Element Power in 2009, was on the company’s Board of Directors, had direct oversight of Element’s Americas wind and solar renewable energy businesses as well as investment oversight on activities in South America and Europe. Prior to founding Element Power, Mr. Daul was the Senior Vice President of Business Development at Iberdrola Renewables/PPM Energy, where he was responsible for all North American renewable energy business development activities, which included playing key roles in developing and growing the business, greenfield development, acquisitions and turbine supply of over 2.5 GW spinning wind projects. Prior to PPM Energy, Mr. Daul was leading gas-fired generation development throughout the United States with Entergy’s unregulated power generation business and Newport Generation. He started his career in engineering, marketing and business development roles with Westinghouse Electric’s global power generation group. Mr. Daul has served on the Wind Energy Foundation’s Board of Directors since early 2013 and is a Senior Advisor for Equilibrium Capital. Mr. Daul has also served as a member of the board of directors of North Wood Flooring, LLC since 2004. Mr. Daul holds a Bachelor of Science degree in Mechanical Engineering from the University of Washington and a Master’s degree in Business Administration from Texas A&M University. We believe that Mr. Daul’s extensive experience in engineering, marketing and business development in the renewable energy industry makes him well qualified to serve as a member of the board of directors of our general partner.

Mr. Thomas C. O’Connor was appointed as a member of the board of directors of our general partner in June 2015. Since May 2011, Mr. O’Connor has served as a member of the board of directors of the general partner of Tesoro Logistics LP. Mr. O’Connor also serves on the board of directors of Keyera Corporation. From November 2007 through December 2012, Mr. O’Connor served as chairman of the board of directors and Chief Executive Officer of DCP Midstream, LLC, one of the largest natural gas gatherers, processors, and marketers in the United States, and continued to serve as chairman of the board until March 2013. From November 2007 through September 2012, he also served as President of DCP Midstream, LLC. In September 2008, he became chairman of the board of DCP Midstream GP, LLC, the general partner of DCP Midstream Partners, LP, a publicly held master limited partnership, which position he held until December 2013. Prior to joining DCP Midstream, LLC, Mr. O’Connor had over 21 years of experience in the energy industry with Duke Energy, Corp., a gas and electricity services provider. From 1987 to 2007, Mr. O’Connor held a variety of roles with Duke Energy in the company’s natural gas pipeline, electric and commercial business units. After serving in a number of leadership positions with Duke Energy, he was named President and Chief Executive Officer of Duke Energy Gas Transmission in 2002 and he was named Group Vice President of corporate strategy at Duke Energy in 2005. In 2006 he became Group Executive and Chief Operating Officer of U.S. Franchised Electric and Gas and later in 2006 was named Group Executive and President of Commercial Businesses at Duke Energy. He previously served on the board of directors of QEP Resources, Inc. from January 2014 to January 2015. Mr. O’Connor earned his master’s degree in environmental studies and his Bachelor of Science degree in biology at the University of Massachusetts at Lowell, and he completed the Harvard Business School Advanced Management Program. We believe that Mr. O’Connor’s extensive experience in the energy industry and his prior experience as a director of the general partner of a master limited partnership makes him well qualified to serve as a member of the board of directors of our general partner.

Mr. Norman J. Szydlowski was appointed as a member of the board of directors of our general partner in June 2015. Since October 2014, Mr. Szydlowski has served as a member of the board of directors of the general partner of JP Energy Partners LP. From July 2014 through September 2014, Mr. Szydlowski managed his personal investments as a private investor. Since November 2014, Mr. Szydlowski has served on the board of directors of Transocean Partners, LLC. He has also served on the board of directors of Novus Energy, LLC since July 2014 and the board of directors of Rebellion Photonics, Inc. since September 2014. Mr. Szydlowski served as President, Chief Executive Officer and Chairman of the board of directors of Rose Rock Midstream GP, LLC from December 2011 to April 2014. He served as a director and as President and Chief Executive Officer of SemGroup Corporation from November 2009 to April 2014, remaining as an advisor until June 2014, and as a director of NGL Energy Partners from November 2011 to April 2014. From January 2006 until January 2009, Mr. Szydlowski served as President and Chief Executive Officer of Colonial Pipeline Company, an interstate common carrier of petroleum products. From 2004 to 2005, he served as a senior consultant to the Iraqi Ministry of Oil in Baghdad on behalf of the U.S. Department of Defense, where he led an advisory team in the rehabilitation, infrastructure security and development of future strategy of the Iraqi oil sector. From 2002 until 2004, he served as Vice President of Refining for Chevron Corporation. Mr. Szydlowski joined Chevron in 1981 and served in various capacities of increasing responsibility in sales, planning, supply chain management, refining and plant operations, transportation and construction engineering. Mr. Szydlowski received his Master’s degree in Business Administration in 1976 from Indiana University in Bloomington and his Bachelor’s degree in Mechanical Engineering in 1974 from the Kettering University in Flint, Michigan. We believe that Mr. Szydlowski’s extensive experience in the energy industry and his prior experience as a director of the general partner of a master limited partnership makes him well qualified to serve as a member of the board of directors of our general partner.

Mr. Mark R. Widmar was appointed as a member of the board of directors of our general partner in March 2015. Mr. Widmar also serves as the Chief Executive Officer of First Solar since July 2016. From March 2015 to June 2016, Mr. Widmar served as the Chief Financial Officer of our general partner. Mr. Widmar also served as First Solar’s Chief Financial Officer from April 2011 through June 2016 and Chief Accounting Officer from February 2012 through June 2015. Prior to joining First Solar, Mr. Widmar served as Chief Financial Officer of GrafTech International Ltd., a leading global manufacturer of advanced carbon and graphite materials, from May 2006 through March 2011, as well as President, Engineered Solutions from January 2011 through March 2011. Prior to joining GrafTech, Mr. Widmar served as Corporate Controller of NCR Inc. from 2005 to 2006, and was a Business Unit Chief Financial Officer for NCR from November 2002 to his appointment as Controller. He also served as a Division Controller at Dell, Inc. from August 2000 to November 2002 prior to joining NCR. Mr. Widmar also held various financial and managerial positions with Lucent Technologies Inc., Allied Signal, Inc., and Bristol Myers/Squibb, Inc. Mr. Widmar was a certified public accountant, State of Indiana and holds a B.S. in Business Accounting and a Masters of Business Administration from Indiana University. We believe that Mr. Widmar’s extensive experience in key financial positions in various industries makes him well qualified to serve as a member of the board of directors of our general partner.

Mr. Michael W. Yackira was appointed as a member of the board of directors of our general partner in June 2015. Since July 2014, Mr. Yackira managed his personal investments as a private investor. Mr. Yackira served as Chief Executive Officer of NV Energy, Inc. from August 2007 to June 2014, and as a member of NV Energy’s board of directors from February 2007 to June 2015. Prior to that, Mr. Yackira served in a variety of positions with NV Energy, including Chief Financial Officer, Chief Operating Officer and President. He formerly served as Chief Financial Officer of FPL Group, Inc. (now known as NextEra) from 1995 to 1998, and as president of FPL Energy LLC from 1998 to 2000. Mr. Yackira is a Certified Public Accountant. Mr. Yackira earned his Bachelor of Science degree in accounting from Lehman College, City University of New York. We believe that Mr. Yackira’s extensive experience in the electric service industry makes him well qualified to serve as a member of the board of directors of our general partner.

Board Leadership Structure

As described in our corporate governance guidelines, our general partner’s board of directors believes that the decision as to who should serve as chairman and as chief executive officer, and whether the offices should be combined or separate, is properly the responsibility of the board, to be exercised from time to time in appropriate consideration of then existing facts and circumstances. In view of the operational and financial opportunities and challenges faced by us, among other considerations, our general partner’s board of directors’ judgment is that the functioning of the board is generally best served by maintaining a structure of having one individual serve as both chairman and chief executive officer. The board believes that having a single person acting in the capacities of chairman and chief executive officer promotes unified leadership and direction for the board and executive management and allows for a single, clear focus for the chain of command to execute our strategic initiatives and business plans and to address its challenges. Accordingly, although the board believes that no single board leadership model is universally or permanently appropriate, the position of chairman is currently held by the chief executive officer.

Director Independence

The NASDAQ standards and our corporate governance guidelines require that the audit committee be composed entirely of independent directors. The NASDAQ standards and Rule 10A-3 under the Exchange Act include the additional requirements that members of the audit committee may not be affiliated persons of us or our subsidiaries or accept, directly or indirectly, any consulting, advisory or other compensatory fee from us or our subsidiaries, other than their compensation as our general partner’s board of directors. Compliance by audit committee members with these requirements is separately assessed by our general partner’s board of directors.

Our general partner’s board of directors has determined that Thomas C. O’Connor, Norman J. Szydlowski and Michael W. Yackira are independent under the NASDAQ standards, including the separate Audit Committee standards, and our corporate governance guidelines.

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

Committees of the Board of Directors

The standing committees of our general partner’s board of directors are the audit committee, the conflicts committee and the project operations committee. The committees regularly report their activities and actions to the full board, generally at the next board meeting that follows the committee meeting. Each of the committees operate under a charter approved by the board and each committee conducts an annual evaluation of its performance. The charter of the audit committee is required to comply with the NASDAQ corporate governance requirements. There are no NASDAQ requirements for the charter of the conflicts committee or the project operations committee. Each of the committees is permitted to take actions within its authority through subcommittees, and references in this Annual Report on Form 10-K to any of those committees include any such subcommittees. The current membership and functions of the committees are described below.

Audit Committee

The audit committee is composed of three directors, all of whom meet the independence and experience standards established by the NASDAQ and the Exchange Act. The audit committee is composed of Michael W. Yackira (Chair), Thomas C. O’Connor and Norman J. Szydlowski. The board of directors has designated all three members of the audit committee as financial experts. The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with related legal and regulatory requirements, corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee. The audit committee met on a quarterly basis in 2016, and at such meetings met regularly with PricewaterhouseCoopers LLP, the Partnership’s independent registered public accounting firm, both privately and in the presence of management. A more detailed description of the audit committee’s duties and responsibilities is contained in the audit committee charter, a copy of which is available on the Partnership’s website at http://www.8point3energypartners.com.

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

Project Operations Committee

The project operations committee is composed of two directors, one designated by each Sponsor. The project operations committee is composed of Alexander R. Bradley and Ty P. Daul. Unless otherwise prescribed by the general partner’s board of directors or delegated to the officers of our general partner, the project operations committee is delegated the authority to make certain decisions related to the operation of our projects up to certain risk and economic thresholds, including in respect of annual budgets, project financings, asset dispositions and certain other material transactions. Any action by the project operations committee will require unanimous consent and to the extent the directors on the project operations committee do not unanimously agree on any matter and are unable to resolve such disagreement, either director may refer the matter to the full board of directors of our general partner.

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

Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 or 5 with the SEC. Based on our review of the reporting forms and written representations provided to us from the persons required to file reports, we believe that each of the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities has complied with the Section 16 reporting requirements for transactions in our securities during the fiscal year ended November 30, 2016, except that the following reports were filed late: one Form 4 relating to a grant of an unrestricted share award to Thomas C. O’Connor; one Form 4 relating to a grant of an unrestricted share award to Norman J. Szydlowski; and one Form 4 relating to a grant of an unrestricted share award to Michael W. Yackira.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

We have paid no cash or other compensation to our executive officers since our inception. Because our general partner’s executive officers are employed by our Sponsors, compensation of the executive officers is set and paid by our Sponsors. Our general partner has not entered into any employment agreements with any of its executive officers. Compensation for our general partner’s executive officers was determined and structured under our Sponsors’ respective compensation programs. Our Sponsors provide us with various general administrative services, such as legal, accounting, tax, treasury, and other related support services pursuant to the MSAs, for which we pay management service fees. Our general partner’s executive officers, as well as the employees of our Sponsors who provide services to us, may participate in employee benefit plans and arrangements sponsored by our Sponsors, including plans that may be established in the future, and certain of such officers and employees of our Sponsors who provide services to us currently hold grants under each Sponsor’s respective equity incentive plans and retained these grants after the completion of the IPO.

Our general partner adopted the 8point3 General Partner, LLC Long-Term Incentive Plan (the “LTIP”) on our behalf for (i) the employees of our general partner and its affiliates who perform services for us, (ii) the non-employee directors of our general partner and (iii) the consultants who are natural persons and perform services for us. Awards under the LTIP may consist of unrestricted shares, restricted shares, restricted share units, options and share appreciation rights. The LTIP limits the number of shares that may be delivered pursuant to awards (subject to any adjustment due to recapitalization, reorganization or a similar event permitted under the

LTIP) to 2,000,000 Class A shares. The LTIP provides that no director may receive awards in any calendar year with a grant date value in excess of $250,000. Shares that are forfeited or withheld to satisfy exercise price or tax withholding obligations are available for delivery pursuant to other awards. As of January 23, 2017, the awards under the LTIP have only been granted to the non-employee directors of our general partner. The table below in “—Non-Employee Director Compensation” sets forth the Class A shares granted in 2016 to the non-employee directors.

Compensation Committee Report

The board of directors of our general partner does not have a compensation committee. The board of directors of our general partner, acting in lieu of a compensation committee, has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the board of directors of our general partner recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

By the members of the board of directors of our general partner:

Charles D. Boynton

Alexander R. Bradley

Ty P. Daul

Thomas C. O’Connor

Norman J. Szydlowski

Mark R. Widmar

Michael W. Yackira

Compensation Committee Interlocks and Insider Participation

As discussed above, the board of directors of our general partner does not have a compensation committee. If any compensation is to be paid to our general partner’s executive officers, the compensation would be reviewed and approved by the board of directors of our general partner because it performs the functions of a compensation committee in the event such committee is needed. Since the completion of the IPO on June 24, 2015, none of the directors or executive officers of our general partner served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of the board of directors of our general partner during fiscal 2016.

Compensation of Directors

Directors of our general partner who are salaried employees of our Sponsors or any of their subsidiaries do not receive any additional compensation for serving as a director or committee member of our general partner’s board. The independent directors serving on our general partner’s board receive an annual cash retainer of $75,000 and a number of our Class A shares determined by dividing $75,000 by the closing price of our Class A shares on the grant date, with any fractional shares paid in cash. Both the cash and stock portions of the annual retainer are paid in quarterly installments. In addition, the Chair of the audit committee and the Chair of the conflicts committee each receive an annual cash retainer of $20,000, which is payable in quarterly installments.

Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law under a director indemnification agreement and our Partnership Agreement.

Non-Employee Director Compensation

The following table sets forth the compensation paid to non-employee directors for service as a member of the board of directors of our general partner for fiscal 2016:

Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Michael W. Yackira (a)	$95,000	$75,000	—	—	—	$170,000
Thomas C. O’Connor (b)	$95,000	$75,000	—	—	—	$170,000
Norman J. Szydlowski (c)	$75,000	$75,000	—	—	—	$150,000

(a)	Mr. Yackira was granted 5,133 Class A shares in 2016 with a grant date fair value of $75,000.
(b)	Mr. O’Connor was granted 5,133 Class A shares in 2016 with a grant date fair value of $75,000.
(c)	Mr. Szydlowski was granted 5,133 Class A shares in 2016 with a grant date fair value of $75,000.

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

The board of directors of our general partner has the right to terminate or amend the LTIP or any part of the LTIP from time to time, including increasing the number of shares that may be granted, subject to shareholder approval as may be required by the exchange upon which the Class A shares are listed at that time, if any. No change may be made in any outstanding grant that would materially reduce the benefits of the participant without the consent of the participant. The LTIP will expire upon the earliest of the date established by the board of directors or the committee, June 24, 2025 or the date that no shares remain available under the LTIP for awards. Upon termination of the LTIP, awards then outstanding will continue pursuant to the terms of their grants.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the Partnership’s Class A Shares that may be issued under all existing equity compensation plans as of November 30, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Awards, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Awards, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	22,680	N/A	1,977,320
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	—

The following table sets forth the beneficial ownership of our Class A shares as of January 23, 2017, held by:

•	each person known by us to be a beneficial owner of more than 5% of the Class A shares;
•	each of the directors of our general partner;
•	each of our general partner’s named executive officers; and
•	all of our general partner’s directors and executive officers as a group.

The amounts and percentage of Class A shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all of the Class A and Class B shares shown as beneficially owned by them, subject to community property laws where applicable.

Percentage of total Class A shares beneficially owned is based on 28,072,680 Class A shares outstanding as of January 23, 2017. Percentage of total Class B shares beneficially owned is based on 51,000,000 Class B shares outstanding as of January 23, 2017.

Name of Beneficial Owner (1)	Class A Shares Beneficially Owned	Percentage of Class A Shares Beneficially Owned	Class B Shares Beneficially Owned	Percentage of Class B Shares Beneficially Owned	Percentage of Class A Shares and Class B Shares Beneficially Owned
First Solar (2)	—	—	22,116,925	43.4%	28.0%
SunPower (3)	—	—	28,883,075	56.6%	36.5%
Wellington Management Group LLP (4)	2,622,308	9.3%	—	—	3.3%
Oceanic Investment Management Limited (5)	1,973,334	7.0%	—	—	2.5%
Citadel Advisors LLC (6)	1,088,965	3.9%	—	—	1.4%
Charles D. Boynton	17,668	*	—	—	*
Bryan Schumaker	2,158	*	—	—	*
Mandy Yang	—	—	—	—	—
Jason E. Dymbort	1,600	*	—	—	*
Natalie F. Jackson	—	—	—	—	—
Max Gardner	—	—	—	—	—
Alexander R. Bradley	—	—	—	—	—
Ty P. Daul	7,500	*	—	—	*
Thomas C. O'Connor	14,060	*	—	—	*
Norman J. Szydlowski	11,560	*	—	—	*
Mark R. Widmar	—	—	—	—	*
Michael W. Yackira	20,060	*	—	—	*
All directors and executive officers as a group (12 persons)	74,606	*	—	—	*

*	Less than 1%.
(1)	Unless otherwise indicated, the address for all beneficial owners in this table is c/o 8point3 Energy Partners LP, 77 Rio Robles, San Jose, California 95134.
(2)

As of January 23, 2017, First Solar held 22,116,925 Class B shares that provide First Solar with an aggregate number of votes on certain matters that may be submitted for a vote of our shareholders that is equal to the aggregate number of OpCo common units and OpCo subordinated units of OpCo held by First Solar on the relevant record date. Please read “Item 1. Business—Overview.”

(3)

As of January 23, 2017, SunPower held 28,883,075 Class B shares that provide SunPower with an aggregate number of votes on certain matters that may be submitted for a vote of our shareholders that is equal to the aggregate number of OpCo common units and OpCo subordinated units of OpCo held by SunPower on the relevant record date. Please read “Item 1. Business—Overview.”

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

As of November 30, 2016, our general partner and its affiliates, including our Sponsors, collectively owned 51,000,000 Class B shares in the Partnership, with SunPower and First Solar owning 28,883,075 and 22,116,925 Class B shares, respectively, and together owned a noncontrolling 64.5% limited liability company interest in OpCo. Transactions with our general partner and its affiliates, including our Sponsors, are considered to be related party transactions because our general partner and its affiliates own more than five percent of our equity interests. In addition, Mr. Boynton serves as an executive officer of both SunPower and our general partner.

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

Assuming OpCo pays the full minimum quarterly distributions on all of its outstanding common and subordinated units for four quarters in 2017, our general partner and its affiliates, including our Sponsors, would receive an annual distribution of approximately $42.8 million on their common and subordinated units. For the four quarters in 2016, our general partner and its affiliates, including our Sponsors, received annual distributions of $12.3 million on their common and subordinated units. As a result of the distribution forbearance that our Sponsors agreed to in connection with the IPO, the amount of distributions foregone by the Sponsors through May 31, 2016 was $42.4 million. Please read Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions of Available Cash—Distributions of Available Cash by OpCo—Forbearance Period.”

Pursuant to our Partnership Agreement, we will reimburse our general partner and its affiliates, including our Sponsors, for costs and expenses they incur and payments they make on our behalf. Pursuant to the MSAs (described below), OpCo, on behalf of itself, our general partner and us, initially pays each Service Provider an annual management fee equal to $600,000, in the case of the First Solar MSA, and $1,100,000, in the case of the SunPower MSA, which amounts shall be adjusted annually for inflation. The management fee is paid in monthly installments. Each of these payments will be made prior to making any distributions on OpCo’s units.

Agreements with our Sponsors

We, OpCo and our general partner have entered into various agreements with our Sponsors. Below is a description of these agreements.

2016 Acquisitions

We entered into the following acquisition agreements in fiscal 2016:

•

On January 26, 2016, OpCo and SunPower entered into a purchase, sale and contribution agreement, which was amended on September 28, 2016 and November 30, 2016, pursuant to which OpCo agreed to acquire an interest in the Kern Project for aggregate consideration of up to $36.6 million in cash.

•

On March 31, 2016, OpCo and a subsidiary of First Solar entered into a purchase and sale agreement, pursuant to which OpCo agreed to acquire an interest in the Kingbird Project for aggregate consideration of $60.0 million in cash.

•

On March 31, 2016, OpCo and a subsidiary of SunPower entered into a contribution agreement, pursuant to which OpCo agreed to acquire an interest in the Hooper Project for aggregate consideration of $53.5 million in cash.

•

On June 29, 2016, OpCo and a subsidiary of SunPower entered into a contribution agreement, pursuant to which OpCo agreed to acquire an interest in the Macy’s Maryland Project for aggregate consideration of $12.0 million in cash.

•

On September 20, 2016, OpCo and a subsidiary of SunPower entered into a contribution agreement, pursuant to which OpCo agreed to acquire a 49% interest in the Henrietta Project for $134.0 million in cash.

•

On November 11, 2016, OpCo and a subsidiary of First Solar entered into a purchase and sale agreement, pursuant to which OpCo agreed to acquire a 34% interest in the Stateline Project for $329.5 million.

For further details regarding these acquisitions, please read Part I, Item 1. “Business—Utility Projects,” Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3—Business Combinations—2016 Acquisitions” and Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 17—Subsequent Events.”

O&M Agreements

Certain Project Entities and certain other subsidiaries have entered into O&M agreements with First Solar or SunPower affiliates, as applicable. Under the terms of the O&M agreements, such affiliates have agreed to provide a variety of operation, maintenance and asset management services, and certain performance warranties or availability guarantees, to our Project Entities in exchange for fixed annual fees, which are subject to certain adjustments.

First Solar Projects

The below-listed Project Entities have each entered into O&M agreements with First Solar Electric (California), Inc., a wholly-owned indirect subsidiary of First Solar (“FSEC”), dated as of the following dates:

Party	Date	Initial Term
Blackwell Project Entity	April 15, 2015	10 Years (1)
Kingbird Solar A, LLC	February 26, 2016	10 Years (2)
Kingbird Solar B, LLC	February 26, 2016	10 Years (2)
Lost Hills Project Entity	April 15, 2015	10 Years (1)
North Star Project Entity	April 30, 2015	10 Years (1)
Solar Gen 2 Project Entity	October 22, 2014	10 Years (1)
Stateline Project Entity	August 31, 2016	10 Years (1)

(1)	The parties may elect upon mutual agreement to extend the term for up to two additional five-year renewal terms.
(2)	The parties may elect, upon mutual agreement, to extend the term for up to two additional four-year renewal terms.

Pursuant to each O&M agreement with FSEC, FSEC provides customary day-to-day facility and O&M services to the applicable Project Entity. FSEC’s obligations under the O&M agreements are supported by a parent guaranty agreement issued by First Solar for the benefit of the relevant Project Entity party thereto. As consideration for the performance of O&M services under these O&M agreements, FSEC receives an annual service fee, paid in quarterly installments, subject to an annual escalator. Additionally, each applicable Project Entity is required to pay FSEC a one-time mobilization fee under its O&M agreement. For the year ended November 30, 2016, FSEC received a total of approximately $363,252 in compensation under its O&M agreements with our Project Entities (including reimbursement of expenses).

SunPower Projects

The below-listed Project Entities have each entered into O&M agreements with SunPower Systems, dated as of the following dates:

Party	Date	Initial Term
Kern Project Entity	January 22, 2016	10 Years (1)
Henrietta Project Entity	October 14, 2015	5 Years (2)
Hooper Project Entity	March 24, 2015	5 Years (2)
Macy's California Project Entities	June 19, 2015	10 Years (1)
Macy's Maryland Project Entity	May 6, 2016	10 Years (1)
Quinto Project Entity	October 6, 2014	5 Years (2)
RPU Project Entity	June 8, 2015	10 Years (1)
UC Davis Project Entity	June 19, 2015	10 Years (1)

(1)

Term is automatically extended for successive two-year periods, unless terminated in writing by the applicable Project Entity. For services performed during the final year of the initial term and, if applicable, the final year of each renewal term, SunPower Systems provides a one-year warranty that such services will be performed in good and workmanlike manner and will be free from defects in workmanship, and that any repaired or replaced items will be free from defects for one year from the date of such repair or replacement.

(2)

Term is renewable for three additional five-year periods at the option of the applicable Project Entity (subject to certain exceptions related to defaults by such Project Entity or disputes between the parties).

Pursuant to each O&M agreement with SunPower Systems, SunPower Systems provides customary day-to-day facility and O&M services to the applicable Project Entity. As consideration for the performance of O&M services under these O&M agreements, SunPower Systems receives a fixed annual fee paid in quarterly installments. Additionally, each such Project Entity is also responsible for paying SunPower Systems for any additional services and emergency services. For the year ended November 30, 2016, SunPower Systems received a total of approximately $2,812,284 in compensation under its O&M agreements with the Project Entities listed in the above chart (including reimbursement of expenses).

Residential Portfolio

On May 4, 2015, our Residential Portfolio entered into a Maintenance Services Agreement (the “Residential Portfolio Maintenance Agreement”) with SunPower Systems. Under the Residential Portfolio Maintenance Agreement, SunPower Systems maintains the projects under each customer lease and guarantees that each project in the Residential Portfolio that is subject to a lease agreement will produce a range of kilowatt hours of electric energy equivalent to SunPower Systems’ estimate of the amount of electricity the project produces in each guarantee year. The term of the Residential Portfolio Maintenance Agreement is concurrent with each customer lease in the Residential Portfolio.

The Residential Portfolio Project Entity compensates SunPower Systems on a monthly per lease basis, the amount of which fee escalates at an agreed annual rate as set forth in the Residential Portfolio Maintenance Agreement. To the extent a lease is extended, the applicable monthly fee under this agreement is subject to the mutual agreement of SunPower Systems and the Residential Portfolio Project Entity. For the year ended November 30, 2016, SunPower Systems received a total of approximately $598,102 in compensation under the Residential Portfolio Maintenance Agreement.

Asset Management Agreements

First Solar Projects

The below-listed wholly owned subsidiaries of OpCo have each entered into AMAs with First Solar Asset Management, LLC, a wholly-owned direct subsidiary of First Solar (“FSAM”), dated as of the following dates:

Party	Project	Date	Initial Term (1)
FSAM DS Holdings, LLC	Stateline Project	August 31, 2015	One Year
FSAM Lost Hills	Lost Hills Project	June 17, 2015	One Year
Blackwell Holdings, LLC	Blackwell Project
FSAM NS Holdings, LLC	North Star Project	June 17, 2015	One Year
FSAM SG2 Holdings, LLC	Solar Gen 2 Project	June 17, 2015	One Year
Kingbird Solar, LLC	Kingbird Project	February 6, 2016	Ten Years
Maryland Solar Project Entity	Maryland Solar Project	June 17, 2015	One Year

(1)	Term is automatically extended annually unless otherwise terminated.

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

The services to be provided to the Maryland Solar Project Entity are of a more limited scope during the term of the MD Solar Lease Agreement, since the project is operated by the lessee during such period. In consideration for providing the above services, the relevant First Solar Project Entity is required to pay FSAM a fixed annual fee, in quarterly installments. Such fee is subject to an escalator. For the year ended November 30, 2016, FSAM received a total of approximately $365,184 in compensation under its AMAs with OpCo’s subsidiaries.

SunPower Projects

The below-listed subsidiaries of OpCo have each entered into AMAs with SunPower Capital, dated as of the following dates:

Party	Project	Date	Term
Kern Project Entity	Kern Project	January 22, 2016	One Year (1)
Parrey Class B Member, LLC	Henrietta Project	September 29, 2016	Continuous (unless otherwise terminated)
Hooper Project Entity	Hooper Project	February 10, 2015	One Year (1)
Macy's California Project Entities	Macy's California Project	June 19, 2015	One Year (1)
Macy's Maryland Project Entity	Macy's Maryland Project	May 6, 2016	One Year (1)
Quinto Project Entity	Quinto Project	October 6, 2014	One Year (1)
RPU Project Entity	RPU Project	June 8, 2015	One Year (1)
UC Davis Project Entity	UC Davis Project	June 19, 2015	One Year (1)

(1)Term is automatically extended annually unless otherwise terminated.

The terms of the AMAs with SunPower Capital are set forth below. For the year ended November 30, 2016, SunPower Capital received a total of approximately $501,945 in compensation under its AMAs with the subsidiaries of OpCo listed in the above chart.

Henrietta Project

Pursuant to the applicable AMA, SunPower Capital provides management services to Parrey Class B Member, LLC, including the following:

•	performing cash management, billing and collection services;
•	maintaining the Parrey Class B Member, LLC’s bank accounts;
•	maintaining and completing accurate financial books and records of Parrey Class B Member, LLC;
•	maintaining records of Parrey Class B Member, LLC’s limited liability company documents;
•	completing all federal, state and utility mandated reporting requirements; and
•	supervising the preparation of tax returns.

As consideration for the performance of services under the applicable AMA, SunPower Capital receives a fixed annual fee paid in quarterly installments.

Hooper and Quinto Projects

Pursuant to the applicable AMAs with the Hooper Project Entity and the Quinto Project Entity, SunPower Capital provides management services to such Project Entities, including the following:

•	development and operations at the projects;
•	supervising and monitoring SunPower Systems with respect to the applicable projects’ O&M agreements;
•	performing cash management, billing and collection services;
•	maintaining each Project Entity’s bank accounts;
•	maintaining and completing accurate financial books and records of the operations of each project and Project Entity;
•	maintaining records of each Project Entity’s limited liability company documents;
•	monitoring each Project Entity’s compliance with the terms and conditions of the financing documents, lease, site agreements and all other project documents;
•	maintaining insurance for each Project Entity and coordinating insurance claims;
•	procuring and maintaining governmental approvals for each project and Project Entity;
•	completing all federal, state and utility mandated reporting requirements;

•	preparing status reports relating to each project’s operations;
•	supervising the preparation of tax returns; and
•	preparing proposed budgets for management, compliance servicing and monitoring costs and services associated with each project.

As consideration for the performance of the services under the applicable AMAs, SunPower Capital receives a fixed annual fee paid in quarterly installments. SunPower Capital is also entitled to be reimbursed for costs actually incurred by SunPower Capital in the performance of its duties in accordance with an approved budget, including overhead and internal expense and amounts due to subcontractors. With respect to the AMA for the Quinto Project, beginning on the fifth full quarter of the term, the service fee will be increased annually by the greater of two and one half percent (2.5%) or the increase in the U.S. Department of Labor’s Employment Cost Index.

Kern, Macy’s California, Macy’s Maryland, RPU and UC Davis Projects

Pursuant to the applicable AMAs with the Kern Project Entity, the Macy’s California Project Entities, the Macy’s Maryland Project Entity, the RPU Project Entity and the UC Davis Project Entity, SunPower Capital provides management services to such Project Entities, including the following:

•	providing facility development and operations services at the projects;
•	providing cash management, billing services and collection services with respect to the projects;
•	providing accounting and banking services;
•	providing owner record keeping and monitoring services;
•	providing insurance;
•	procuring and maintaining necessary governmental approvals;
•	satisfying all reporting requirements for the projects;
•	supervising the preparation and filing of financial statements;
•	supervising the preparation and filing of tax returns;
•	preparing or filing limited liability company documents for the projects; and
•

maintaining full, complete and otherwise adequate books of accounts and such other records as are necessary to reflect operations of the facility in accordance with prudent management practices and U.S. GAAP.

As consideration for the performance of management services under the applicable AMAs, SunPower Capital receives a fixed annual fee paid in equal quarterly installments. With respect to the AMAs for the Kern Project, the Macy’s California Project, the Macy’s Maryland Project and the UC Davis Project, beginning on the fifth full quarter of the term, the service fee will be increased annually by the greater of two and one half percent (2.5%) or the increase in the U.S. Department of Labor’s Employment Cost Index. With respect to the AMA for the RPU Project, beginning on the fifth full quarter of the term, the service fee will be increased annually by the greater of three percent (3%) or the increase in the U.S. Department of Labor’s Employment Cost Index.

These Project Entities are also responsible for reimbursing SunPower Capital for its actual costs reasonably incurred in performance of its duties in accordance with an approved budget, including overhead and internal expense and amounts.

Residential Portfolio

Our Residential Portfolio entered into a Lease Servicing Agreement (the “Residential Portfolio Servicing Agreement”), dated as of May 4, 2015, with SunPower Capital, an affiliate of the Residential Portfolio Project Entity. Under the Residential Portfolio Servicing Agreement, SunPower Capital will perform services to administer each customer lease in our Residential Portfolio, which includes customary billing, accounting, and enforcement of the customer leases. The term of the Residential Portfolio Servicing Agreement is concurrent with each customer lease in the Residential Portfolio. The Residential Portfolio Project Entity compensates SunPower Capital for these services with a monthly fee for each lease agreement then in effect, escalating annually in an amount equal to 2.5% of the fee paid for the preceding year. For the year ended November 30, 2016, SunPower Capital received a total of approximately $521,949 in compensation under the Residential Portfolio Servicing Agreement.

Performance and Limited Warranties

First Solar Projects

The below-listed Project Entities have each entered into limited warranty agreements with First Solar, dated as of the following dates:

Party	Project	Date
Blackwell Project Entity	Blackwell Project	April 15, 2015
Kingbird Solar A, LLC	Kingbird Project	February 26, 2016
Kingbird Solar B, LLC	Kingbird Project	February 26, 2016
Lost Hills Project Entity	Lost Hills Project	April 15, 2015
North Star Project Entity	North Star Project	April 30, 2015
Solar Gen 2 Project Entity	Solar Gen 2 Project	October 22, 2014
Stateline Project Entity	Stateline Project	August 31, 2015

Under the applicable limited warranty agreements, First Solar has issued certain warranties regarding the solar modules for each of the projects listed in the above chart. Under the applicable limited warranty agreements for such projects, First Solar provides a ten-year limited warranty that (i) each module will be new and unused when originally installed at the projects pursuant to the applicable EPC contracts for such projects and (ii) each module will be free from defects in materials and workmanship, excluding degradation-related power output defects. In addition, First Solar provides a 25-year limited warranty that actual energy performance shall meet or exceed the projected energy output of the project, subject to a degradation factor of 3% (during the first year of such warranty), which shall increase by an additional 0.7% per year. Under this warranty, First Solar will not be responsible for reductions in energy performance attributable to reasons other than degradation in the performance of the solar modules. If a valid claim is made by a Project Entity under this warranty, First Solar will be required to repair or replace certain of the plant’s modules in order to increase projected energy output to the warranted levels or may instead elect to pay the Project Entity liquidated damages.

In addition, the below-listed Project Entities have each entered EPC agreements with First Solar, dated as of the following dates:

Party	Project	Date
Kingbird Solar A, LLC	Kingbird Project	February 26, 2016
Kingbird Solar B, LLC	Kingbird Project	February 26, 2016
North Star Project Entity	North Star Project	April 30, 2015
Solar Gen 2 Project Entity	Solar Gen 2 Project	October 22, 2014
Stateline Project Entity	Stateline Project	August 31, 2015

Under these EPC agreements, FSEC (as contractor) provides a defect warranty, design warranty and installation services warranty, which generally commence on the substantial completion date and expire 12 months following such date. The defect warranty is a limited warranty that the project is (i) free from defects in materials and workmanship; (ii) new and unused when installed; (iii) in substantial conformance with the technical specifications set forth in the applicable EPC contract; and (iv) of good quality and in good condition. These warranties are subject to certain carve-outs.

SunPower Projects

The below-listed Project Entities have each entered into performance warranty agreements with SunPower Systems, dated as of the following dates:

Party	Project	Date
Kern Project Entity	Kern Project	January 22, 2016
Henrietta Project Entity	Henrietta Project	October 14, 2015
Hooper Project Entity	Hooper Project	March 24, 2015
Macy's California Project Entities	Macy's California Project	June 19, 2015
Macy's Maryland Project Entity	Macy's Maryland Project	May 6, 2016
Quinto Project Entity	Quinto Project	October 6, 2014
RPU Project Entity	RPU Project	June 8, 2015
UC Davis Project Entity	UC Davis Project	June 19, 2015

Under the applicable performance warranty agreements, SunPower Systems guarantees to each Project Entity that the actual solar energy generation during each 24-month period shall not be less than 95% of the applicable project’s expected (ac) electricity generation for such period. To the extent that the applicable project generates less than the expected amount of electricity, SunPower Systems must compensate such Project Entity for performance liquidated damages. The performance agreements automatically terminate concurrent with the termination of the O&M Agreement for the applicable project.

In addition, the below-listed Project Entities have each entered into EPC agreements with SunPower Systems, dated as of the following dates:

Party	Project	Date
Kern Project Entity	Kern Project	January 22, 2016
Henrietta Project Entity	Henrietta Project	October 14, 2015
Hooper Project Entity	Hooper Project	March 24, 2015
Macy's California Project Entities	Macy's California Project	June 19, 2015
Macy's Maryland Project Entity	Macy's Maryland Project	May 6, 2016
Quinto Project Entity	Quinto Project	October 6, 2014
RPU Project Entity	RPU Project	June 8, 2015
UC Davis Project Entity	UC Davis Project	June 19, 2015

Under the applicable EPC contracts, SunPower Systems provides a limited warranty that the project is (i) free from defects in materials, construction, fabrication and workmanship; (ii) new and unused at the time of delivery (except for use as part of the project facility); (iii) in substantial conformance with the technical specifications set forth in the applicable EPC contract; and (iv) of good quality and in good condition. The defect warranty commences on the substantial completion date and expires on the second anniversary of such date. The defect warranty does not apply to damage or failure to the extent caused by:

•

failure by the Project Entity or its representatives, agents or contractors to maintain the facility or perform the work in accordance with industry standards or the recommendations set forth in the manuals provided by SunPower Systems or any of its subcontractors or suppliers;

•

operation of the facility in excess of or outside of the operating parameters or specifications as set forth in the applicable manuals provided by SunPower Systems or any of its subcontractors or suppliers;

•	any repairs, adjustments, alterations, replacements or maintenance that may be required as a result of normal wear and tear;
•	a force majeure event or a specifically excluded site condition as defined in the applicable EPC contract;
•

site conditions that are materially non-conformant with the conditions referenced in pre-feasibility studies and other site information provided to SunPower Systems to complete its design work for the facility;

•	damage caused by rodents, insects, other animals or plant life;
•

any modifications or enhancement to the facility, or alterations, repairs or replacements performed by the Project Entity or its subsidiaries or affiliates (other than SunPower Systems or any of its subcontractors) made after the substantial completion date without the approval of SunPower Systems and not executed in accordance with the applicable manuals provided by SunPower Systems or any of its subcontractors or suppliers, applicable law, applicable codes and standards set forth in the applicable EPC contract, applicable permits or applicable practices of the utility-scale industry of the United States; or

•	acts or omissions of the Project Entity or any subsidiary or affiliate thereof.

If a project covered by the warranty manifests a defect during the warranty period, SunPower Systems, at its own cost and expense, shall refinish, repair or replace, at its option, such non-conforming or defective part of such project as promptly as practical.

Additionally, pursuant to the applicable EPC contracts, SunPower has provided a limited module warranty that (i) the solar modules delivered pursuant to such EPC contracts are free from defects in materials and workmanship under normal application, installation, use and service conditions and (ii) the power output of the modules is at least 95% of the minimum peak power rating for the first five years, declining by no more than 0.4% per year for the following 20 years. The module warranty period begins on the substantial completion date of the applicable project.

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

If, during the module warranty period, any module fails to conform to the SunPower module warranty and any loss in power is determined by SunPower (in its sole discretion) not to have resulted from one of the excluded events described above, then SunPower will make all reasonable efforts to repair or replace the affected module with an electrically and mechanically compatible module with an equal or greater power rating. If repair or replacement is not commercially feasible, SunPower will refund the purchase price of the defective module as paid by the Project Entity.

Further, SunPower Systems has agreed to pass through to the applicable Project Entity warranties from identified third-party manufacturers, including an inverter warranty with a warranty term of five years following the substantial completion date.

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

Maryland Solar Lease Arrangement

The Maryland Solar Project Entity entered into a lease agreement (the “MD Solar Lease Agreement”), with Maryland Solar Holdings, Inc. (the “Lessee”), an affiliate of First Solar. Under the MD Solar Lease Agreement, the Maryland Solar Project Entity leases the Maryland Solar Project to the Lessee. The MD Solar Lease Agreement has a lease term that expires on December 31, 2019 (unless terminated earlier as described below), and the Lessee is obligated to pay a fixed amount of rent.

Assignment of Leasehold Interests and Project Documents. The Maryland Solar Project Entity is a party to a ground lease for the Maryland Solar Project site with the State of Maryland. Concurrently with the MD Solar Lease Agreement, the Maryland Solar Project Entity subleased to the Lessee its leasehold interest under the ground lease pursuant to a sublease agreement for the term of the MD Solar Lease Agreement. In addition, the Maryland Solar Project Entity is a party to various project documents, including the PPA, O&M agreement and interconnection agreement for the Maryland Solar Project. The Maryland Solar Project Entity assigned these project agreements to the Lessee for the term of the MD Solar Lease Agreement, pursuant to a partial assignment and assumption agreement.

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

Termination.    The MD Solar Lease Agreement will terminate upon any termination of the power purchase agreement for the Maryland Solar Project or the site ground lease. Upon any such early termination, the Lessee is obligated to return the facility in its then current condition and location, without any warranties, and no rent shall thereafter be payable by the Lessee. Please read Part I, Item 1A. “Risk Factors—Risks Related to Our Project Agreements—We rely on a limited number of offtake counterparties and we are exposed to the risk that they are unwilling or unable to fulfill their contractual obligations to us or that they otherwise terminate their offtake agreements with us.”

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

Management Services Agreements

We, our general partner, OpCo and Holdings have entered into an MSA with an affiliate of SunPower and a separate, but similar, MSA with an affiliate of First Solar, each as amended. Hereinafter we refer to such affiliates of SunPower and First Solar under the respective MSAs as “Service Providers”. Under each MSA, the Service Provider agreed to provide or arrange for other persons, including affiliates of First Solar or SunPower, as appropriate, to provide certain management and administrative services to our general partner, OpCo, Holdings and us (each, under each MSA, a “Service Recipient”).

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

On January 20, 2017, the parties thereto amended the SunPower MSA to include Kingbird Solar, LLC and the Kingbird Project Entities under certain aspects of SunPower’s scope of managerial services effective April 30, 2016 in return for the associated AMA fee payable by First Solar Asset Management.

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

Management Fee

Under the MSAs, OpCo, on behalf of itself, our general partner and us, and Holdings, on behalf of itself, pays each Service Provider an annual management fee equal to $600,000 and $50,000, respectively, in the case of the First Solar MSA, and $1,100,000 and $50,000, respectively, in the case of the SunPower MSA, which amounts shall be adjusted annually for inflation. The management fee is paid in monthly installments.

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

Omnibus Agreement

We have entered into an omnibus agreement (the “Omnibus Agreement”), with First Solar, SunPower, our general partner, OpCo and Holdings. Pursuant to the Omnibus Agreement, (i) each Sponsor has an exclusive right to perform certain services not otherwise covered by an O&M agreement or AMA on behalf of the Project Entities contributed by such Sponsor, (ii) with respect to any project in the Portfolio that had not achieved commercial operation as of the date contributed to us, the Sponsor who contributed such project agreed to pay to OpCo all costs required to complete such project, as well as certain liquidated damages in the event such project fails to achieve operability pursuant to an agreed schedule (subject to certain adjustments), (iii) each Sponsor agreed to certain undertakings on the part of its affiliates who are members of the Project Entities or who provide asset management, construction, operating and maintenance and other services to the Project Entities contributed by such Sponsor, (iv) to the extent a Sponsor continues to post credit support on behalf of a Project Entity after it has been contributed to OpCo, OpCo agreed to reimburse such Sponsor upon any demand or draw under such credit support, and the Sponsor agreed to maintain such support pursuant to the applicable underlying contractual or regulatory requirements, (v) each Sponsor agreed to indemnify OpCo for certain costs it incurs with respect to certain tax-related events and events in connection with tax equity financing arrangements, and (vi) the parties agreed to a mutual undertaking regarding confidentiality and use of names trademarks, trade names and other insignias.

Undertakings Related to Services; Credit Support

Each of First Solar and SunPower has the exclusive right to perform, itself or through one or more designees, certain construction, engineering, design and procurement services, and equipment supply services, in connection with any upgrade or expansion of any project owned by one of such Sponsor’s contributed Project Entities, as well as any operation and maintenance services and administrative services required by any such project (except as otherwise provided by an existing agreement). Such services must be provided on market-based terms and the contract governing such services must be administered on an arm’s-length basis. The right to provide such services shall cease to apply to any Sponsor that does not own, directly or indirectly, at least 50% of the management units of Holdings. To the extent that an affiliate of a Sponsor provides asset management services (under AMAs or similar agreements, for example), or acts as the managing member (under a tax equity arrangement), of a Project Entity contributed by such Sponsor, each of First Solar and SunPower agreed it will not permit such affiliate to cause such contributed Project Entity to take, or fail to take, any action which action, or failure to act, would have required the approval by our general partner’s board of directors or the project operations committee of our general partner’s board pursuant to our general partner’s limited liability company agreement. Each Sponsor also agreed to cause its above-described affiliates to cooperate with the Service Providers, as necessary, in connection with the services provided by the Service Providers under their respective MSAs between such Service Provider, us, our general partner, OpCo and Holdings. In addition, where an affiliate of either Sponsor is the contractor under an EPC contract, or the operator under an O&M agreement, with any contributed Project Entity of such Sponsor, each of First Solar and SunPower agrees to reimburse such contributed Project Entity for the amount of certain performance bonuses (or, in some cases, a portion thereof) paid by such contributed Project Entity under such agreements, or to cause such affiliate to waive its rights to receive certain future bonuses. Each Sponsor also agreed to ensure its contributed Project Entities are provided with tax support and related services.

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

Undertakings Related to Commercial Operation; Liquidated Damages

Pursuant to the Omnibus Agreement, to the extent any project in the Portfolio had not achieved commercial operation as of the date contributed to us, the contributing Sponsor is obligated to take all actions necessary for such project to become commercially operational, and to pay or reimburse OpCo and its subsidiaries for all related costs (except as otherwise provided below). The Omnibus Agreement also provides that, if a project in the Portfolio fails to achieve commercial operation on or prior to an agreed deadline (as set forth in the Omnibus Agreement), the applicable contributing Sponsor is required to pay OpCo delay liquidated damages, the amount of which are calculated based on the operating cash flow projected to have been generated by such project had it achieved commercial operation as expected, as well as the amount of cash flow such project was expected to generate during the period prior to its projected completion date, minus the amount of actual distributed cash attributable to such project during the same periods (“Delay Damages”). With respect to each project, any Delay Damages will be paid to OpCo following such projects’ expected commercial operation date and thereafter on a quarterly basis.

Moreover, to the extent any such project has still not achieved its agreed minimum capacity or commercial operation within one year of its agreed commercial operation deadline, the contributing Sponsor of such project shall pay to OpCo:

•

in the event (i) such project’s actual capacity as measured by the most recent capacity test performed under such project’s construction contract (the “Actual Project Capacity”) fails to equal an agreed minimum capacity amount for such project (as set forth in the Omnibus Agreement) or (ii) such project has not yet achieved commercial operation or a similar milestone under the interconnection agreement and power purchase agreements, lease or hedging agreements, as applicable, for such project, “buy-down” liquidated damages in an amount calculated based on the minimum capacity required to achieve substantial completion or a similar milestone under such project’s construction contract (the “Guaranteed Project Capacity”) and a “Capacity Buy-Down Amount” (in $/MW) for such project, which was determined upon the closing of the IPO based on the portion of OpCo’s total market value agreed to be attributable to such project (such damages, “Total Buy-Down Liquidated Damages”); or

•

in all other cases, “buy-down” liquidated damages equal to the product of (i) the positive difference of (x) the Guaranteed Project Capacity for such project less (y) such Project’s Actual Project Capacity, multiplied by (ii) the Capacity-Buy Down Amount for such project.

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

In addition, with respect to each of the North Star Project and the Quinto Project, the Sponsors agreed to pay to OpCo the difference, if any, between the amount of network upgrade refunds projected to be received in respect of the Sponsor’s contributed project at the time of our IPO and the amount of network upgrade refunds projected to be received in respect of such project at the commencement of commercial operation of such project.

Tax-Related Indemnification

Under the Omnibus Agreement, each of First Solar and SunPower agreed to indemnify OpCo from and against certain damages up to agreed limits incurred or sustained by us and our subsidiaries relating to the following, with respect to any of the Project Entities contributed by such Sponsor:

•

the inapplicability or unavailability of any exclusion or exemption from or other reduction in the base of or liability for any property or similar tax, to the extent such exclusion, exemption or reduction has been reflected in the financial model included in the Master Formation Agreement between the Sponsors (the “Exemption Loss Indemnity”);

•

any reassessment with respect to any property or similar tax assessment to the extent such reassessment is not reflected in the financial model included in the Master Formation Agreement between the Sponsors (the “Reassessment Indemnity”);

•

any payment under any tax equity financing agreement that is made as a result of any breach of any representation, warranty, covenant or similar provision of such agreement or pursuant to any indemnification obligation under such agreement;

•

any payment that is made pursuant to the indemnification obligation under that certain Second Amended and Restated Limited Liability Company Agreement of Kingbird Solar, LLC for special underpayment interest;

•

any requirement under any tax equity financing agreement to divert distributions due to a determination by a governmental entity (i) regarding a project’s fair market value or the tax basis of a project or (ii) that a contract entered into by a Project Entity and any affiliate thereof is not on arm’s-length terms;

•

with respect to any SunPower Project Entity, any event which results in the repayment of all or any portion of any cash grant received by such Project Entity under the Federal section 1603 cash grant program; and

•

to the extent OpCo or its subsidiary is required to pay the purchase price in respect of the acquisition of a Project Entity or project in excess of tax equity or equity contribution proceeds received by OpCo or such subsidiary for the purpose of paying such purchase price (and such Sponsor also agrees to waive, or cause its affiliate to waive, all claims for payment of such purchase price to the extent of such excess).

The Exemption Loss Indemnity and the Reassessment Indemnity will cease to apply to the Residential Portfolio as of June 24, 2018. Each Sponsor’s damages payable under such indemnification claims do not apply to a Sponsor in any fiscal year if the cash distributed to OpCo in such fiscal year from such Sponsor’s contributed Project Entities exceeds the cash projected to be distributed from such Project Entities and any projects contributed at no cost by such Sponsor to make up distributed cash shortfalls from such Project Entities. In addition, each Sponsor’s indemnity obligation is limited to an agreed amount, for each project, which is determined based on the portion of the total market value of Holdings (as determined in the IPO) agreed to be attributable to such project.

Use of Names and Insignia

Under the Omnibus Agreement, we agreed not to, and to cause our subsidiaries not to, directly or indirectly use any service marks, trade names, domain names or insignia related thereto containing the words First Solar or SunPower without the prior written consent of such party.

Solar Gen 2 Working Capital Loan

On November 25, 2015, OpCo issued a Promissory Note to First Solar in the principal amount of $1,964,148.48 (the “Short-term Note”), in exchange for First Solar’s loan of such amount to OpCo. Upon the receipt of certain payments by the Solar Gen 2 Project Entity from SDG&E under the power purchase agreement between the Solar Gen 2 Project Entity and SDG&E, which had been previously withheld pending completion of an administrative requirement (each, a “Specified Payment”), OpCo was obligated to repay a portion of the principal amount of the Short-term Note equal to such Specified Payment and the unpaid balance of all interest accrued under the Short-term Note to and including the date of such repayment. Interest under the Short-term Note accrued at a rate of 1% on the portion of the principal of the Short-term Note equal to the amount of each Specified Payment from the date SDG&E remitted such payment to the Solar Gen 2 Project Entity through the date that OpCo repaid such amount to First Solar in accordance with the previous sentence. OpCo was permitted to prepay the Short-term Note at any time without penalty or premium.

On December 30, 2016, OpCo paid in full the Short-term Note with a balance of $1,964,148 principal and no accrued interest.

Stateline Promissory Note

In connection with the acquisition of the Stateline Project on December 1, 2016, OpCo issued a promissory note of OpCo to a subsidiary of First Solar in the principal amount of $50,000,000. The promissory note is unsecured and matures on the date that is six months after the maturity date under OpCo’s credit facility. Interest accrues at a rate of 4% per annum, except it will accrue at a rate of 6% per annum (i) upon the occurrence and during the continuation of a specified event of default and (ii) in respect of amounts accrued as payments-in-kind pursuant to the terms of the promissory note.  OpCo is not permitted to prepay the promissory note without the consent of certain lenders under its existing credit agreement (except for certain mandatory prepayments).

Until OpCo has paid in full the principal and interest on the Stateline Promissory Note, OpCo is restricted in its ability to:

•	acquire interests in additional projects (other than the acquisition of the Kern Phase 2(b) Assets);
•	use the net proceeds of equity issuances except as prescribed in the Stateline Promissory Note;
•	incur additional indebtedness to which the Stateline Promissory Note would be subordinate; and
•	extend the maturity date under OpCo’s credit facility.

Please read Part I, Item 1A. “Risk Factors—Risks Related to Our Financial Activities— OpCo is not permitted to acquire interests in projects until we pay in full the principal of and interest on the Stateline Promissory Note.”

ROFO Agreements

OpCo has entered into a ROFO Agreement with each of First Solar and SunPower. Under the First Solar ROFO Agreement and the SunPower ROFO Agreement, each as amended, the applicable Sponsor granted OpCo a right of first offer to purchase any of its ROFO Projects in the event of any proposed sale, transfer or other disposition of such ROFO Projects until June 24, 2020. For an overview of our ROFO Projects as of November 30, 2016, please read Part I. Item 1. “Business—ROFO Projects.”

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

Under each ROFO Agreement, the applicable Sponsor is not obligated to sell its respective ROFO Projects and, therefore, we do not know when, if ever, these projects will be made available to OpCo. Even if an offer is made to OpCo, OpCo and the applicable Sponsor may not reach an agreement on the terms for the sale of the applicable ROFO Project. In addition, each Sponsor has the right to remove a ROFO Project from their respective ROFO Agreement, to the extent such applicable Sponsor sells or contributes a non-ROFO Project to OpCo for which forecasted distributed cash is projected to equal or exceed the forecasted distributed cash of such ROFO Project proposed for removal.

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

Registration Rights Agreement

We have entered into a Registration Rights Agreement with our Sponsors and certain of their respective affiliates under which each Sponsor and its affiliates are entitled to demand registration rights, including the right to demand that a shelf registration statement be filed, and “piggyback” registration rights, for our Class A shares that they may acquire.

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

Director Independence

The NASDAQ does not require a listed publicly traded limited partnership, such as us, to have a majority of independent directors on the General Partner’s board of directors. For a discussion of the independence of the members of the General Partner’s board of directors, please read Part III, Item 10. “Directors, Executive Officers and Corporate Governance—Management—Director Independence.”

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional accounting and other related services rendered by PricewaterhouseCoopers LLP for the year ended November 30, 2016 and the eleven months ended November 30, 2015.

	Year Ended	Eleven Months Ended
	November 30,	November 30,
	2016	2015
Audit Fees	$1,835,250	$1,364,091
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,835,250	$1,364,091

In accordance with the requirements of the Sarbanes-Oxley Act and the audit committee charter, all services performed by PricewaterhouseCoopers LLP are approved in advance by the audit committee. The audit committee is also responsible for confirming the independence and objectivity of PricewaterhouseCoopers LLP. PricewaterhouseCoopers LLP is given unrestricted access to the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report on Form 10-K.

(1)	Financial Statements:

The financial statements and supplementary information listed in the Index to Financial Statements, which appears in Part II, Item 8. “Financial Statements and Supplementary Data,” are filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedule:

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes to Consolidated Financial Statements under Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The consolidated financial statements of SG2 Holdings and North Star Holdings, 49% owned equity method investees, required pursuant to Rule 3-09 of the Securities and Exchange Commission’s Regulation S-X will be filed when available by amendment to this Form 10-K on or before April 1, 2017. The consolidated financial statements of SG2 Holdings will be audited as of both December 31, 2016 and December 31, 2015 and prepared in accordance with U.S. GAAP. The consolidated financial statements of North Star Holdings will be unaudited as of December 31, 2016 and audited as of December 31, 2015 and prepared in accordance with U.S. GAAP.

(3)	Exhibits: See Item 15(b) below.

(b)

Exhibits: The exhibits listed on the accompanying Index to Exhibits on this Annual Report on Form 10-K are filed, furnished, or incorporated into this Annual Report on Form 10-K by reference, as applicable.

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

2.3 2.4

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

2.5

Contribution Agreement dated September 20, 2016 by and among SunPower AssetCo, LLC, 8point3 Operating Company, LLC and SunPower Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2016).

2.6

First Amendment to Purchase, Sale and Contribution Agreement dated September 28, 2016 by and between SunPower Corporation and 8point3 Operating Company, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2016).

2.7

Purchase and Sale Agreement dated November 11, 2016 by and among First Solar Asset Management, LLC, 8point3 Operating Company, LLC and First Solar, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2016).

2.8

Second Amendment to Purchase, Sale and Contribution Agreement dated November 30, 2016, by and between SunPower Corporation and 8point3 Operating Company, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2016).

3.1

Certificate of Limited Partnership of 8point3 Energy Partners LP dated March 2, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-202634) filed with the Securities and Exchange Commission on March 10, 2015).

3.2

Amended and Restated Agreement of Limited Partnership of 8point3 Energy Partners LP dated June 24, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2015).

3.3

Certificate of Formation of 8point3 Operating Company, LLC dated April 8, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (SEC File No. 333-202634) filed with the Securities and Exchange Commission on April 24, 2015).

3.4

Amended and Restated Limited Liability Company Agreement of 8point3 Operating Company, LLC dated June 24, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2015).

3.5

Certificate of Formation of 8point3 General Partner, LLC dated March 2, 2015 (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-202634) filed with the Securities and Exchange Commission on March 10, 2015).

3.6

Amended and Restated Limited Liability Company Agreement of 8point3 General Partner, LLC dated June 24, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2015).

10.1

Contribution, Conveyance, Assignment and Assumption Agreement dated June 24, 2015, by and among First Solar 8point3 Holdings, LLC, Maryland Solar Holdings, Inc., SunPower YC Holdings, LLC, 8point3 Energy Partners LP and 8point3 Operating Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2015).

Exhibit Index
Exhibit Number	Description
10.2

Omnibus Agreement dated June 24, 2015, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2015).

10.3

Amendment No. 1 to Omnibus Agreement dated August 11, 2015, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2015).

10.4

Amendment No. 2 to Omnibus Agreement dated November 30, 2015, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2015).

10.5

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

10.6

Amendment No. 4 to Omnibus Agreement dated March 31, 2016, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2016).

10.7

Amendment No. 5 to Omnibus Agreement dated April 1, 2016, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2016).

10.8

Amended and Restated Omnibus Agreement dated April 6, 2016, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2016).

10.9

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

10.10

Amendment No. 2 to Amended and Restated Omnibus Agreement dated September 9, 2016, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2016).

10.11

Amendment No. 3 to Amended and Restated Omnibus Agreement dated September 29, 2016, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2016).

10.12

Amendment No. 4 to Amended and Restated Omnibus Agreement dated November 30, 2016, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2016).

10.13

Right of First Offer Agreement dated June 24, 2015, by and between 8point3 Operating Company, LLC and First Solar, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2015).

Exhibit Index
Exhibit Number	Description
10.14

Amendment and Waiver to the Right of First Offer Agreement dated March 28, 2016, by and between 8point3 Operating Company, LLC and First Solar, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2016).

10.15

Amendment and Waiver No. 2 to Right of First Offer Agreement dated June 28, 2016, by and between 8point3 Operating Company, LLC and First Solar, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2016).

10.16

Right of First Offer Agreement dated June 24, 2015, by and between 8point3 Operating Company, LLC and SunPower Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2015).

10.17

First Amendment and Waiver to the Right of First Offer Agreement dated September 30, 2016, by and between 8point3 Operating Company, LLC and SunPower Corporation. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2016).

10.18#	8point3 General Partner, LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2015).
10.19

Management Services Agreement dated June 24, 2015, by and among 8point3 Operating Company, LLC, 8point3 Energy Partners LP, 8point3 General Partner, LLC, 8point3 Holding Company, LLC and First Solar 8point3 Management Services, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2015).

10.20

Amendment No. 1 to Management Services Agreement dated August 11, 2015, by and among 8point3 Operating Company, LLC, 8point3 Energy Partners LP, 8point3 General Partner, LLC, 8point3 Holding Company, LLC and First Solar 8point3 Management Services, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2015).

10.21

Management Services Agreement dated June 24, 2015, by and among 8point3 Operating Company, LLC, 8point3 Energy Partners LP, 8point3 General Partner, LLC, 8point3 Holding Company, LLC and SunPower Capital Services, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2015).

10.22

Amendment No. 1 to Management Services Agreement dated August 11, 2015, by and among 8point3 Operating Company, LLC, 8point3 Energy Partners LP, 8point3 General Partner, LLC, 8point3 Holding Company, LLC and SunPower Capital Services, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2015).

10.23

Exchange Agreement dated June 24, 2015, by and among SunPower YC Holdings, LLC, First Solar 8point3 Holdings, LLC, 8point3 Operating Company, LLC, 8point3 General Partner, LLC and 8point3 Energy Partners LP (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2015).

10.24

Registration Rights Agreement dated June 24, 2015, by and among 8point3 Energy Partners LP, First Solar 8point3 Holdings, LLC and SunPower YC Holdings, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2015).

10.25

Equity Purchase Agreement dated June 24, 2015, by and between 8point3 Energy Partners LP and 8point3 Operating Company, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2015).

10.26

Credit and Guaranty Agreement dated as of June 5, 2015, among 8point3 Operating Company, LLC, 8point3 Energy Partners LP, certain subsidiaries of 8point3 Operating Company, LLC, various lenders party thereto and Credit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Amendment No. 4 to the Registration Statement on Form S-1 (SEC File No. 333-202634) filed with the SEC on June 9, 2015).

Exhibit Index
Exhibit Number	Description
10.27

First Amendment and Consent to Credit and Guaranty Agreement dated April 6, 2016, among 8point3 Operating Company, LLC, 8point3 Energy Partners LP, certain subsidiaries of 8point3 Operating Company, LLC, various lenders party thereto and Credit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2016).

10.28

Second Amendment and Consent to Credit and Guaranty Agreement dated September 30, 2016, among 8point3 Operating Company, LLC, 8point3 Energy Partners LP, certain subsidiaries of 8point3 Operating Company, LLC, various lenders party thereto and Credit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2016).

10.29#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2015).
21*	List of Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

8point3 Energy Partners LP

	By:	8point3 General Partner, LLC
its general partner

Date: January 26, 2017	By:	/s/ CHARLES D. BOYNTON
Charles D. Boynton
Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ CHARLES D. BOYNTON	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer) 8point3 General Partner, LLC	January 26, 2017
Charles D. Boynton

/s/ BRYAN SCHUMAKER	Chief Financial Officer (Principal Financial Officer) 8point3 General Partner, LLC	January 26, 2017
Bryan Schumaker

/s/ MANDY YANG	Chief Accounting Officer (Principal Accounting Officer) 8point3 General Partner, LLC	January 26, 2017
Mandy Yang

/s/ ALEXANDER R. BRADLEY	Director 8point3 General Partner, LLC	January 26, 2017
Alexander R. Bradley

/s/ TY P. DAUL	Director 8point3 General Partner, LLC	January 26, 2017
Ty P. Daul

/s/ THOMAS C. O’CONNOR	Director 8point3 General Partner, LLC	January 26, 2017
Thomas C. O’Connor

/s/ NORMAN J. SZYDLOWSKI	Director 8point3 General Partner, LLC	January 26, 2017
Norman J. Szydlowski

/s/ MARK R. WIDMAR	Director 8point3 General Partner, LLC	January 26, 2017
Mark R. Widmar

/s/ MICHAEL W. YACKIRA	Director 8point3 General Partner, LLC	January 26, 2017
Michael W. Yackira