Form 10-K/A
period 2016-11-30
8point3 Energy Partners LP
filed 2017-03-06
CIK 1635581

i

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

The number of shares of Registrant’s Class A Shares outstanding as of March 3, 2017 was 28,076,907.

Documents incorporated by reference:

None.

EXPLANATORY NOTE

8point3 Energy Partners LP (the “Partnership”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to include in its Annual Report on Form 10-K for the fiscal year ended November 30, 2016 (the “Original 10-K”), pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, financial statements and related notes of SG2 Holdings, LLC (“SG2 Holdings”) and NS Solar Holdings, LLC (“North Star Holdings”), in which the Partnership owns a 49% interest.

Rule 3-09 of Regulation S-X provides that if a 50% or less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate annual financial statements for such 50% or less-owned person corresponding to the periods covered by the financial statements of the Partnership included in the Original 10-K shall be filed.  As SG2 Holdings met the significance test in fiscal 2016 and 2015 and North Star Holdings met the significance test in fiscal 2015, the Partnership has included in this Form 10-K/A separate annual consolidated financial statements for these investees.  The consolidated financial statements of SG2 Holdings are audited as of December 31, 2016 and 2015 and prepared in accordance with U.S. GAAP.  The consolidated financial statements of North Star Holdings are unaudited as of December 31, 2016 and audited as of December 31, 2015 and prepared in accordance with U.S. GAAP.

Item 15 is the only portion of the Original 10-K being supplemented or amended by this Form 10-K/A.  Additionally, in connection with the filing of this Form 10-K/A and pursuant to SEC rules, the Partnership is including the consents of the independent auditor of SG2 Holdings and North Star Holdings and currently dated certifications.  This Form 10-K/A does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Original 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Partnership’s filings with the SEC subsequent to the filing of the Original 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report on Form 10-K.

(1)	Financial Statements:

The financial statements and supplementary information listed in the Index to Financial Statements, which appeared in Part II, Item 8. “Financial Statements and Supplementary Data” of the Original 10-K, were filed as part of the Original 10-K.

(2)	Financial Statement Schedule:

All financial statement schedules of the Partnership are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes to Consolidated Financial Statements under Part II, Item 8. “Financial Statements and Supplementary Data” of the Original 10-K.

The consolidated financial statements of SG2 Holdings, LLC and NS Solar Holdings, LLC, 49% owned equity method investees, required pursuant to Rule 3-09 of the Securities and Exchange Commission’s Regulation S-X are provided as Exhibit 99.1 to this Form 10-K/A and Exhibit 99.2 to this Form 10-K/A, respectively.  The consolidated financial statements of SG2 Holdings, LLC are audited as of both December 31, 2016 and December 31, 2015 and prepared in accordance with U.S. GAAP.  The consolidated financial statements of North Star Holdings, LLC are unaudited as of December 31, 2016 and audited as of December 31, 2015 and prepared in accordance with U.S. GAAP.

(3)	Exhibits: See Item 15(b) below.

(b)	Exhibits: The exhibits listed on the Index to Exhibits on the Original 10-K is amended by the addition of the exhibits listed on the accompanying Index to Exhibits in this Form 10-K/A.

Exhibit Index

Exhibit Number	Description
23.1*	Consent of Frazier & Deeter, LLC, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Financial Statements of SG2 Holdings, LLC.
99.2*	Financial Statements of NS Solar Holdings, LLC.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

8point3 Energy Partners LP

	By:	8point3 General Partner, LLC
its general partner

Date: March 6, 2017	By:	/s/ CHARLES D. BOYNTON
Charles D. Boynton
Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)