Form 10-Q
period 2017-02-28
8point3 Energy Partners LP
filed 2017-04-06
CIK 1635581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-37447

8point3 Energy Partners LP

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-3298142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
77 Rio Robles San Jose, California	95134
(Address of principal executive offices)	(Zip Code)

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

As of April 3, 2017, the registrant had outstanding 28,076,907 Class A shares representing limited partner interests and 51,000,000 Class B shares representing limited partner interests.

i

GLOSSARY

References in this Quarterly Report on Form 10-Q to:

“2016 10-K” refers to our Annual Report on Form 10-K dated January 26, 2017, as amended.

“(ac)” refers to alternating current.

“AMAs” refers to asset management agreements.

“AROs” refers to asset retirement obligations.

“ATM Program” refers to the Partnership’s at-the-market offering program established on January 30, 2017 under the Equity Distribution Agreement by and among the Partnership and the General Partner, on the one hand, and Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Mizuho Securities USA Inc. (collectively, the “ATM Agents”), on the other hand, under which the Partnership may sell its Class A Shares from time to time to or through the ATM Agents.

“Blackwell Project” refers to the solar energy project located in Kern County, California, that is held by the Blackwell Project Entity and has a nameplate capacity of 12 MW.

“Blackwell Project Entity” refers to Blackwell Solar, LLC.

“C&I” refers to commercial and industrial.

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

“First Solar ROFO Agreement” refers to the Right of First Offer Agreement, dated as of June 24, 2015, as amended, by and between OpCo and First Solar.

“First Solar ROFO Projects” refers to, collectively, the projects set forth in the chart in Part I, Item 1 of the 2016 10-K, under the heading “Business—Our Portfolio—ROFO Projects” with First Solar listed as the “Developing Sponsor” and as to which we have a right of first offer under the First Solar ROFO Agreement should First Solar decide to sell them (but excluding (a) the Stateline Project, which we acquired on December 1, 2016, as further described in Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 17—Subsequent Events,” (b) First Solar’s indirect interest in the Switch Station project, as further described in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Related Parties,” (c) First Solar’s indirect interest in the Cuyama project, as further described in Part I, Item 1.

“Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 15—Subsequent Events” and (d) First Solar’s indirect interest in the California Flats project, as further described in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 15—Subsequent Events”).

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

“HLBV Method” refers to Hypothetical Liquidation at Book Value Method.

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

“Kern Phase 2(b) Assets” refers to the assets comprising the fourth phase of the Kern Project, with a nameplate capacity of approximately 3 MW.

“Kern Phase 2(c) Assets” refers to the assets comprising the fifth phase of the Kern Project, with a nameplate capacity of up to approximately 5 MW.

“Kern Project” refers to the solar energy project located in Kern County, California, that is held by the Kern Project Entity and has an aggregate nameplate capacity of up to approximately 21 MW. OpCo’s acquisition of the Kern Project is being effectuated in five phases, with the closing for the Kern Phase 1(a) Assets having occurred on January 26, 2016 (the “Kern Phase 1(a) Acquisition”), the closing for the Kern Phase 1(b) Assets having occurred on September 9, 2016 (the “Kern Phase 1(b) Acquisition”), the closing for the Kern Phase 2(a) Assets having occurred on November 30, 2016 (the “Kern Phase 2(a) Acquisition”), the closing for the Kern Phase 2(b) Assets having occurred on February 24, 2017 (the “Kern Phase 2(b) Acquisition”), and the closing for the Kern Phase 2(c) Assets to occur in the future.

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

“PG&E” refers to Pacific Gas and Electric Company.

“Portfolio” refers to, collectively, our portfolio of solar energy projects as of February 28, 2017, which consists of the Henrietta Project, the Hooper Project, the Kern Phase 1(a) Assets, the Kern Phase 1(b) Assets, the Kern Phase 2(a) Assets, the Kern Phase 2(b) Assets, the Kingbird Project, the Lost Hills Blackwell Project, the Macy’s California Project, the Macy’s Maryland Project, the Maryland Solar Project, the North Star Project, the Quinto Project, the Solar Gen 2 Project, the Stateline Project, the RPU Project, the UC Davis Project and the Residential Portfolio.

“PPA” refers to a power purchase agreement.

“Predecessor” refers to the operation of the IPO SunPower Project Entities prior to the completion of the IPO.

“Project Entities” refers to, collectively, the IPO First Solar Project Entities, the IPO SunPower Project Entities, the Henrietta Project Entity, the Hooper Project Entity, the Kern Project Entity, the Kingbird Project Entities, the Macy’s Maryland Project Entity and the Stateline Project Entity.

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

“SRECs” refers to Solar Renewable Energy Credits.

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

“SunPower ROFO Projects” refers to, collectively, the projects set forth in the chart in Part I, Item 1 of the 2016 10-K, under the heading “Business—Our Portfolio—ROFO Projects” with SunPower listed as the Developing Sponsor and as to which we have a right of first offer under the SunPower ROFO Agreement should SunPower decide to sell them (but excluding SunPower’s interest in the El Pelicano facility, as further described in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Related Parties”).

“UC Davis Project” refers to the solar energy project located in Solano County, California, that is held by the UC Davis Project Entity and has a nameplate capacity of 13 MW.

“UC Davis Project Entity” refers to Solar Star California XXXII, LLC.

“U.S. GAAP” refers to U.S. generally accepted accounting principles.

“Utility Project Entities” refers to the Henrietta Project Entity, the Hooper Project Entity, the Kingbird Project Entities, the Lost Hills Project Entity, the Blackwell Project Entity, the Maryland Solar Project Entity, the North Star Project Entity, the Quinto Project Entity, the RPU Project Entity, the Solar Gen 2 Project Entity and the Stateline Project Entity.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

8point3 Energy Partners LP

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	February 28,	November 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$7,010	$14,261
Accounts receivable and short-term financing receivables, net	5,665	5,401
Prepaid and other current assets[1]	9,369	15,745
Total current assets	22,044	35,407
Property and equipment, net	726,189	720,132
Long-term financing receivables, net	79,232	80,014
Investments in unconsolidated affiliates	788,000	475,078
Other long-term assets	25,515	24,432
Total assets	$1,640,980	$1,335,063
Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities[1]	$11,144	$23,771
Short-term debt and financing obligations[1]	2,200	1,964
Deferred revenue, current portion	612	870
Total current liabilities	13,956	26,605
Long-term debt and financing obligations[1]	708,473	384,436
Deferred revenue, net of current portion	243	308
Deferred tax liabilities	31,264	30,733
Asset retirement obligations	14,129	13,448
Total liabilities	768,065	455,530
Redeemable noncontrolling interests	17,346	17,624
Commitments and contingencies (Note 5)
Equity:
Class A shares, 28,076,907 and 28,072,680 issued and outstanding as of February 28, 2017 and November 30, 2016, respectively	249,194	249,138
Class B shares, 51,000,000 issued and outstanding as of February 28, 2017 and November 30, 2016	—	—
Accumulated earnings	16,311	22,440
Total shareholders' equity attributable to 8point3 Energy Partners LP	265,505	271,578
Noncontrolling interests	590,064	590,331
Total equity	855,569	861,909
Total liabilities and equity	$1,640,980	$1,335,063
[1]

The Partnership has related-party balances for transactions made with the Sponsors and tax equity investors. Related-party balances recorded within “Prepaid and other current assets” in the unaudited condensed consolidated balance sheets were $0.8 million and $0.9 million as of February 28, 2017 and November 30, 2016, respectively. Related-party balances recorded within “Accounts payable and other current liabilities” in the unaudited condensed consolidated balance sheets were $6.4 million and $19.7 million due to Sponsors as of February 28, 2017 and November 30, 2016, respectively, and $1.0 million due to tax equity investors as of both February 28, 2017 and November 30, 2016. Related-party balances recorded within “Short-term debt and financing obligations” and “Long-term debt and financing obligations” in the unaudited condensed consolidated balance sheets were $2.2 million and $47.8 million, respectively, as of February 28, 2017, and $2.0 million and zero, respectively, as of November 30, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	February 28,	February 29,
	2017	2016
Revenues:
Operating revenues[1]	$9,897	$7,102
Total revenues	9,897	7,102
Operating costs and expenses[1]:
Cost of operations	2,222	1,266
Selling, general and administrative	1,902	1,636
Depreciation and accretion	6,763	4,626
Acquisition-related transaction costs	13	833
Total operating costs and expenses	10,900	8,361
Operating loss	(1,003)	(1,259)
Other expense (income):
Interest expense	5,495	2,873
Interest income	(271)	(285)
Other expense (income):	(834)	74
Total other expense, net	4,390	2,662
Loss before income taxes	(5,393)	(3,921)
Income tax provision	(533)	(3,537)
Equity in earnings of unconsolidated investees	606	405
Net loss	(5,320)	(7,053)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(6,181)	(12,361)
Net income attributable to 8point3 Energy Partners LP Class A shares	$861	$5,308
Net income per Class A share:
Basic	$0.03	$0.27
Diluted	$0.03	$0.27
Distributions per Class A share:	$0.25	$0.22
Weighted average number of Class A shares:
Basic	28,073	20,007
Diluted	43,573	35,507

[1]

The Partnership has related-party activities for transactions made with the Sponsors. Related party transactions recorded within “Operating revenues” in the unaudited condensed consolidated statement of operations were $1.3 million for each of the three months ended February 28, 2017 and February 29, 2016. Related party transactions recorded within “Operating costs and expenses” in the unaudited condensed consolidated statement of operations were $2.0 million and $1.4 million for the three months ended February 28, 2017 and February 29, 2016, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP

Condensed Consolidated Statements of Redeemable Noncontrolling Interests and Equity

(In thousands, except share data)

(Unaudited)

	Redeemable						Total
	Noncontrolling	Class A Shares		Class B Shares		Accumulated	Shareholders'	Noncontrolling
	Interests	Shares	Amount	Shares	Amount	Earnings	Equity	Interests	Total Equity
Balance as of November 30, 2015	$89,747	20,007,281	$392,748	51,000,000	$—	$15,580	$408,328	$194,058	$602,386
Noncontrolling interests obtained through acquisition	—	—	—	—	—	—	—	40,128	40,128
Cash and accrued distributions to noncontrolling interests - tax equity investors	(3,580)	—	—	—	—	—	—	(3,574)	(3,574)
Issuance of Class A shares, net of issuance costs	—	8,050,000	113,325	—	—	—	113,325	—	113,325
Reclassification of noncontrolling interests due to issuance of Class A shares	—	—	(257,159)	—	—	—	(257,159)	257,159	—
Share-based compensation	—	15,399	224	—	—	—	224	—	224
Contributions from SunPower	—	—	—	—	—	—	—	9,973	9,973
Contributions from tax equity investors	—	—	—	—	—	—	—	50,507	50,507
Cash distributions to Class A shareholders	—	—	—	—	—	(20,241)	(20,241)	—	(20,241)
Cash distributions to Sponsors as OpCo unitholders	—	—	—	—	—	—	—	(12,271)	(12,271)
Net income (loss)	(68,543)	—	—	—	—	27,101	27,101	54,351	81,452
Balance as of November 30, 2016	$17,624	28,072,680	$249,138	51,000,000	$—	$22,440	$271,578	$590,331	$861,909
Noncontrolling interests obtained through acquisition	—	—	—	—	—	—	—	1,078	1,078
Cash and accrued distributions to noncontrolling interests - tax equity investors	(613)	—	—	—	—	—	—	(880)	(880)
Share-based compensation	—	4,227	56	—	—	—	56	—	56
Contributions from tax equity investors	—	—	—	—	—	—	—	18,750	18,750
Cash distributions to Class A shareholders	—	—	—	—	—	(6,990)	(6,990)	—	(6,990)
Cash distributions to Sponsors as OpCo unitholders	—	—	—	—	—	—	—	(12,699)	(12,699)
Net income (loss)	335	—	—	—	—	861	861	(6,516)	(5,655)
Balance as of February 28, 2017	$17,346	28,076,907	$249,194	51,000,000	$—	$16,311	$265,505	$590,064	$855,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	February 28,	February 29,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,320)	$(7,053)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	6,871	4,626
Unrealized loss (gain) on interest rate swap	(670)	74
Distributions from unconsolidated investees	1,107	2,694
Equity in earnings of unconsolidated investees	(606)	(405)
Deferred income taxes	531	3,537
Share-based compensation	56	56
Amortization of debt issuance costs	237	153
Other, net	(8)	95
Changes in operating assets and liabilities:
Accounts receivable and financing receivable, net	501	(546)
Prepaid and other current assets	5,627	(550)
Deferred revenue	(319)	(336)
Accounts payable and other current liabilities	1,457	553
Net cash provided by operating activities	9,464	2,898
Cash flows from investing activities:
Cash provided by (used in) purchases of property and equipment	(86)	1,341
Cash paid for acquisitions	(304,432)	(4,887)
Distributions from unconsolidated investees	16,604	3,584
Net cash provided by (used in) investing activities	(287,914)	38
Cash flows from financing activities:
Proceeds from issuance of bank loans, net of issuance costs	275,987	—
Repayment of promissory note to First Solar	(1,964)	—
Capital contributions from SunPower	—	9,973
Cash distribution to Class A shareholders	(6,990)	(4,341)
Cash distributions to Sponsors as OpCo unit holders	(12,699)	—
Cash contributions from noncontrolling interests and redeemable noncontrolling interests - tax equity investors	18,750	—
Cash distributions to noncontrolling interests and redeemable noncontrolling interests - tax equity investors	(1,885)	(484)
Net cash provided by financing activities	271,199	5,148
Net increase (decrease) in cash and cash equivalents	(7,251)	8,084
Cash and cash equivalents, beginning of period	14,261	56,781
Cash and cash equivalents, end of period	$7,010	$64,865
Non-cash transactions:
Issuance by OpCo of promissory note to First Solar in connection with the Stateline Acquisition	$50,000	$—
Property and equipment acquisitions funded by liabilities	4,287	3,435
Noncontrolling interests obtained through acquisition	1,078	864
Accrued distributions to noncontrolling interests and redeemable noncontrolling interests - tax equity investors	581	630

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business

The Partnership

8point3 Energy Partners LP (together with its subsidiaries, the “Partnership”) is a limited partnership formed on March 3, 2015 under a master formation agreement by SunPower Corporation (“SunPower”) and First Solar, Inc. (“First Solar” and, together with SunPower, the “Sponsors”) to own, operate and acquire solar energy generation systems. As of February 28, 2017, 8point3 Energy Partners LP owned a controlling non-economic managing member interest in 8point3 Operating Company, LLC (“OpCo”) and a 35.5% limited liability company interest in OpCo, and the Sponsors collectively owned a noncontrolling 64.5% limited liability company interest in OpCo.

The following table provides an overview of the assets that comprise the Portfolio as of February 28, 2017:

Project	Location	Commercial Operation Date(1)	MW(ac) (2)	Counterparty	Remaining Term of Offtake Agreement (in years)(3)
Utility
Maryland Solar	Maryland	February 2014	20	FirstEnergy Solutions	16.1
Solar Gen 2	California	November 2014	150	San Diego Gas & Electric	22.7
Lost Hills Blackwell	California	April 2015	32	City of Roseville/Pacific Gas and Electric	26.8(4)
North Star	California	June 2015	60	Pacific Gas and Electric	18.3
RPU	California	September 2015	7	City of Riverside	23.6
Quinto	California	November 2015	108	Southern California Edison	18.8
Hooper	Colorado	December 2015	50	Public Service Company of Colorado	18.8
Kingbird	California	April 2016	40	Southern California Public Power Authority(5)	19.2
Henrietta	California	October 2016	102	Pacific Gas and Electric	19.6
Stateline	California	August 2016	300	Southern California Edison	19.5
Commercial & Industrial
UC Davis	California	September 2015	13	University of California	18.5
Macy's California	California	October 2015	3	Macy's Corporate Services	18.7
Macy’s Maryland	Maryland	December 2016	5	Macy's Corporate Services	19.8
Kern(6)	California	June 2017	16	Kern High School District	19.8(7)
Residential Portfolio	U.S. – Various	June 2014	39	Approx. 5,900 homeowners(8)	15.5(9)
Total			945

(1)

For the Macy’s California Project, the Macy’s Maryland Project, and the Kern Project, COD represents the first date on which all of the solar generation systems within each of the Macy’s California Project, the Macy’s Maryland Project and the Kern Project, respectively, have achieved or are expected to achieve COD. For the Residential Portfolio, COD represents the first date on which all of the residential systems within the Residential Portfolio have achieved COD.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

(2)

The MW for the projects in which the Partnership owns less than a 100% interest or in which the Partnership is the lessor under any sale-leaseback financing are shown on a gross basis. Please read Part I, Item 1. “Business—Tax Equity Financing” of our 2016 10-K for a description of our tax equity structures, which such description reflects the Partnership’s ownership on a net basis.

(3)	Remaining term of offtake agreement is measured from the later of February 28, 2017 or the expected COD of the applicable project.
(4)	Remaining term comprised of 1.8 years on a PPA with the City of Roseville, California, followed by a 25-year PPA with PG&E starting in 2019.
(5)	The Kingbird Project is subject to two separate PPAs with member cities of the Southern California Public Power Authority.
(6)

OpCo’s acquisition of the Kern Project is being effectuated in five phases, with the closing of the first phase, reflecting a nameplate capacity of approximately 3 MW, having occurred on January 26, 2016, the closing of the second phase, reflecting a nameplate capacity of approximately 5 MW, having occurred on September 9, 2016, the closing of the third phase, reflecting a nameplate capacity of approximately 5 MW, having occurred on November 30, 2016, the closing of the fourth phase, reflecting a nameplate capacity of approximately 3 MW, having closed on February 24, 2017, and the closing of the Kern Phase 2(c) Assets to occur in the future.

(7)	Remaining term is the weighted average duration of the first four phases of the Kern Project.
(8)

Comprised of the approximately 5,900 solar installations located at homes in Arizona, California, Colorado, Hawaii, Massachusetts, New Jersey, New York, Pennsylvania and Vermont, that are held by the Residential Portfolio Project Entity and have an aggregate nameplate capacity of 39 MW.

(9)	Remaining term is the weighted average duration of all of the residential leases, in each case measured from February 28, 2017.

Basis of Presentation and Preparation

The direct and indirect contributions of the IPO Project Entities by the Sponsors to OpCo in connection with the IPO resulted in a business combination for accounting purposes with the IPO SunPower Project Entities being considered the acquirer of the interests contributed by First Solar in the IPO First Solar Project Entities. Therefore, the IPO SunPower Project Entities constitute the “Predecessor.” As used herein, the term “IPO Project Entities” refers to:

•	the IPO SunPower Project Entities, including:
•	the Macy’s California Project Entities, which hold the Macy’s California Project;
•	the Quinto Project Entity, which holds the Quinto Project;
•	the RPU Project Entity, which holds the RPU Project;
•	the UC Davis Project Entity, which holds the UC Davis Project; and
•	the Residential Portfolio Project Entity, which holds the Residential Portfolio Project; and
•	the IPO First Solar Project Entities, including:
•	the Lost Hills Blackwell Project, which holds the Lost Hills Project and the Blackwell Project;
•	the Maryland Solar Project Entity, which holds the Maryland Solar Project;
•	the North Star Project Entity, which holds the North Star Project; and
•	the Solar Gen 2 Project Entity, which holds the Solar Gen 2 Project.

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

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Since November 30, 2015, the partnership completed six acquisitions from our Sponsors, four from SunPower and two from First Solar.  Four of the acquisitions are treated as business combinations:

•	the Kern Project Entity, which holds the Kern Project;
•	the Kingbird Project Entities, which holds the Kingbird Project;
•	the Hooper Project Entity, which holds the Hooper Project; and
•	the Macy’s Maryland Project Entity, which holds the Macy’s Maryland Project.

Two of the acquisitions are accounted for as equity method investments:

•	the Henrietta Project Entity, which holds the Henrietta Project. OpCo owns a 49% economic interest in the Henrietta Project Entity; and
•	the Stateline Project Entity, which holds the Stateline Project. OpCo owns a 34% economic interest in the Stateline Project Entity.

Principles of Consolidation

The unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP, and include the accounts of the Partnership, and all of its subsidiaries, as appropriate under consolidation accounting guidelines. The year-end condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. Investments in unconsolidated affiliates in which the Partnership has less than a controlling interest are accounted for using the equity method of accounting. All significant inter-entity accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal, recurring items) necessary to state fairly its financial position, results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the accounting policies previously disclosed in Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Description of Business” and “—Note 2—Summary of Significant Accounting Policies” of the 2016 10-K. Interim results are not necessarily indicative of results for a full year.

Management Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates in these unaudited condensed consolidated financial statements include the assumptions and methodology underlying allowances for doubtful accounts related to accounts receivable and financing receivables; estimates of future cash flows and economic useful lives of property and equipment; the fair value and residual value of leased solar power systems; fair value of financial instruments; fair value of acquired assets and liabilities; valuation of certain accrued liabilities such as accrued system output performance warranty and AROs; and income taxes including the related valuation allowance. Actual results could materially differ from those estimates.

Recent Accounting Pronouncements

In January 2017, the FASB issued an update to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. This new guidance becomes effective for the Partnership in the first quarter of fiscal 2019 and is applied prospectively. The Partnership is evaluating the impact of this standard on its unaudited condensed consolidated financial statements and disclosures.

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

In August 2014, the FASB issued an update to the standards to require management to evaluate whether there are conditions and events that raise substantial doubt about the Partnership’s ability to continue as a going concern within one year after the date the financial statements are issued, and to provide related disclosures. The Partnership adopted the new guidance beginning on December 1, 2016 and the impact of this standard on its unaudited condensed consolidated financial statements and disclosures is not material.

In May 2014, the FASB issued a new revenue recognition standard based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The FASB has issued several updates to the standard which (i) clarify the application of the principal versus agent guidance; (ii) clarify the guidance relating to performance obligations and licensing; and (iii) clarify assessment of the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transaction. The new revenue recognition standard, amended by the updates, becomes effective for the Partnership in the first quarter of fiscal 2019 and is to be applied retrospectively using one of two prescribed methods. Early adoption is permitted. The Partnership is currently evaluating and considering the possibility of early adoption of the new standard effective December 1, 2017. The Partnership’s ability to early adopt, potentially using the modified retrospective method, is dependent on process, internal control and system readiness and a complete evaluation of all the disclosures required under the new standard. While the Partnership is continuing to assess all potential impacts of the standard, it currently believes the impact on its unaudited condensed consolidated financial statements is not material because over 90% of the Partnership’s total revenue for all periods is comprised of lease revenue, which is substantially unchanged under the new standard.

Other than as described above, there has been no issued accounting guidance not yet adopted by the Partnership that it believes is material or potentially material to its unaudited condensed consolidated financial statements.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Note 2. Business Combinations

Acquisition accounting is dependent upon certain valuations and other studies that must be completed as of the acquisition date. The judgments made in the context of the purchase price allocation can materially impact the Partnership’s future results of operations. The Partnership’s purchase price allocations for acquisitions completed through November 30, 2016 are final and not subject to revision. For the acquisition completed during the three months ended February 28, 2017, the valuation is based on the preliminary assessment of the fair values of the assets acquired, liabilities assumed and noncontrolling interests as of the acquisition date, and is subject to change as the Partnership obtains additional information for its estimates during the respective measurement period.

Kern Acquisition:

On January 26, 2016, OpCo and SunPower entered into the Kern Purchase Agreement, which was amended on September 28, 2016, November 30, 2016 and February 24, 2017, pursuant to which OpCo agreed to purchase an interest in the Kern Project. OpCo’s acquisition of the Kern Project is being effectuated in five phases summarized below:

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

(ii)

Phase 1(b): On September 9, 2016, the Kern Project Entity acquired the assets included in the Kern Phase 1(b) Assets from SunPower. The second phase of the acquisition of the Kern Project is referred to herein as the “Kern Phase 1(b) Acquisition.”

(iii)

Phase 2(a): On November 30, 2016, the Kern Project Entity acquired the Kern Phase 2(a) Assets from SunPower. The third phase of the acquisition of the Kern Project is referred to herein as the “Kern Phase 2(a) Acquisition.”

(iv)

Phase 2(b): On February 24, 2017, the Kern Project Entity acquired the Kern Phase 2(b) Assets from SunPower. The fourth phase of the acquisition of the Kern Project is referred to herein as the “Kern Phase 2(b) Acquisition.”

(v)	Phase 2(c): At a future closing date, the Kern Project Entity will acquire the Kern Phase 2(c) Assets from SunPower.

The aggregate purchase price for the acquisition is up to $36.6 million in cash, of which OpCo paid approximately $4.9 million on January 27, 2016 in connection with the closing of the first phase on January 26, 2016, approximately $9.2 million on September 9, 2016 in connection with the closing of the second phase on September 9, 2016, approximately $8.4 million on November 30, 2016 in connection with the closing of the third phase on November 30, 2016 and approximately $6.0 million on February 24, 2017 in connection with the closing of the fourth phase on February 24, 2017. OpCo will pay the remaining balance of up to $8.1 million purchase price at the closing of the fifth phase.

In addition, on January 22, 2016, a subsidiary of the Kern Class B Partnership entered into a tax equity financing facility with a third-party investor, which allocates to OpCo a certain share of cash flows from the Kern Project pursuant to a distribution waterfall. Pursuant to this distribution waterfall, the tax equity investor is entitled to a monthly amount of project cash flow until a specified “flip” point is achieved.  After the “flip” point, the cash allocations to OpCo increase.  In addition, upon reaching the flip point, OpCo has a right to purchase the tax equity investor’s interests in the project for an amount that is not less than its fair market value. The tax equity investor will make capital contributions to fund purchase price payments up to approximately $30.0 million, of which $0.9 million, $1.8 million, $1.3 million, $6.7 million and $8.2 million was paid on January 22, 2016, September 9, 2016, November 30, 2016, December 14, 2016 and February 24, 2017, respectively. The remaining capital contribution balance of up to $11.1 million will be made when the Kern Project’s phases meet certain construction milestones and will be transferred to affiliates of SunPower for the remaining purchase price payments. For more information about our tax equity structures in general, please read Part I, Item 1. “Business—Tax Equity Financing” of our 2016 10-K.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

The Kern Phase 1(a) Acquisition, the Kern Phase 1(b) Acquisition, the Kern Phase 2(a) Acquisition and the Kern Phase 2(b) Acquisition qualify as business combinations and the Partnership accounts for the transactions under the acquisition method.  The purchase allocation of the identifiable assets acquired, liabilities assumed and noncontrolling interests of the Kern Phase 1(a) Assets, the Kern Phase 1(b) Assets, the Kern Phase 2(a) Assets and the Kern Phase 2(b) Assets are disclosed in the following table.

	Fair Value
	Kern Phase 1(a)	Kern Phase 1(b)	Kern Phase 2(a)	Kern Phase 2(b)
(in thousands)	Assets	Assets	Assets	Assets
Property and equipment	$9,510	$18,856	$14,873	$11,872
Related party payable	(3,435)	(7,123)	(4,504)	(4,287)
Asset retirement obligation	(322)	(785)	(623)	(493)
Noncontrolling interest	(866)	(1,794)	(1,332)	(1,078)
Net assets acquired	$4,887	$9,154	$8,414	$6,014

Valuation methodology:

The Partnership utilized the discounted cash flow method under the income approach to value property and equipment for the Kern Phase 1(a) Assets, the Kern Phase 1(b) Assets, the Kern Phase 2(a) Assets and the Kern Phase 2(b) Assets. Key assumptions used in the discounted cash flow method included forecasted pre-tax cash flows, forecasted taxable income and discount rates. All estimates, key assumptions and forecasts were reviewed by the Partnership and the fair value analyses and related valuations represent the conclusions of management.

Supplementary Data:

The results of operations for the Kern Phase 1(a) Assets, the Kern Phase 1(b) Assets, the Kern Phase 2(a) Assets and the Kern Phase 2(b) Assets have been included in the Partnership’s consolidated statements of operations since their respective dates of acquisition. No revenue was generated from the Kern Phase 2(b) Assets in the quarter ended February 28, 2017. Pro forma results of operations have not been presented as the impact of the acquisition on February 24, 2017 is not material to the Partnership’s results of operations for the current or prior periods. Additionally, the Kern Phase 2(b) Assets became operational after the acquisition date; therefore, would not have had any pro forma results in the prior period.

Note 3. Investment in Unconsolidated Affiliates

On November 11, 2016, OpCo entered into the Stateline Purchase Agreement with First Solar to acquire a 34% interest in the Stateline Project for $329.5 million (the “Stateline Acquisition”). The Stateline Acquisition closed on December 1, 2016 and the Partnership recorded an investment of $329.9 million after consideration of acquisition-related costs.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

As of February 28, 2017, the Partnership owns a 49% ownership interest in each of SG2 Holdings, North Star Holdings, Lost Hills Blackwell Holdings and Henrietta Holdings, and a 34% ownership interest in Stateline Holdings. The minority membership interests are accounted for as equity method investments, as the Partnership is able to exercise significant influence through its governing board, while the non-affiliated majority owner otherwise controls. The following table summarizes the activity of the Partnership’s investments in its unconsolidated affiliates during the three months ended February 28, 2017 and February 29, 2016, respectively:

	Three Months Ended
	February 28,	February 29,
(in thousands)	2017	2016
Balance at the beginning of the period	$475,078	$352,070
Investments in its unconsolidated affiliates during the period	330,027	—
Equity in earnings in unconsolidated affiliates (1)	606	405
Distributions from unconsolidated affiliates	(17,711)	(6,278)
Balance at the end of the period	$788,000	$346,197

(1)

The net income (loss) used to determine the Partnership’s equity in earnings of unconsolidated affiliates reflects adjustments pursuant to the equity method of accounting, including the amortization of basis differences resulting from the Partnership’s proportionate share of certain equity method investees’ net assets exceeding their carrying values.

The difference between the amounts at which the Partnership’s investments in unconsolidated affiliates are carried and the Partnership’s proportionate share of the equity method investee’s net assets for equity method investments was $139.4 million and $83.2 million as of February 28, 2017 and November 30, 2016, respectively. The Partnership accretes the basis difference over the life of the underlying assets and the accretion expense was $1.0 million and $0.4 million for the three months ended February 28, 2017 and February 29, 2016, respectively.

The following table presents summarized financial information of SG2 Holdings, North Star Holdings, Lost Hills Blackwell Holdings, Henrietta Holdings and Stateline Holdings as derived from the unaudited condensed consolidated financial statements of such entities for the three months ended February 28, 2017 and February 29, 2016, respectively:

	Three Months Ended
	February 28,	February 29,
(in thousands)	2017	2016
Summary statements of operations information:
Revenue	$19,616	$8,650
Operating expenses	26,393	10,924
Net loss	(7,759)	(2,170)

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Note 4. Balance Sheet Components

Financing Receivables

The Partnership’s net investment in sales-type leases presented in “Accounts receivable and short-term financing receivables, net” and “Long-term financing receivables, net” on the unaudited condensed consolidated balance sheets is as follows:

	As of
	February 28,	November 30,
(in thousands)	2017	2016
Minimum lease payment receivable, net (1)	$98,684	$100,161
Unguaranteed residual value	12,908	12,926
Less: unearned income	(29,801)	(30,557)
Net financing receivables	$81,791	$82,530
Short-term financing receivables, net (2)	$2,559	$2,516
Long-term financing receivables, net	$79,232	$80,014

(1)	Allowance for losses on financing receivables was $0.6 million and $0.7 million as of February 28, 2017 and November 30, 2016, respectively.
(2)

Accounts receivable and short-term financing receivables, net on the unaudited condensed consolidated balance sheets includes other trade accounts receivable of $3.1 million and $2.9 million, as of February 28, 2017 and November 30, 2016, respectively.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Current and Non-current Assets

	As of
	February 28,	November 30,
(in thousands)	2017	2016
Prepaid expense and other current assets
Reimbursable network upgrade costs (1)	$7,496	$13,870
Other current assets (2)	1,873	1,875
Total	$9,369	$15,745
Property and equipment, net
Utility solar power systems	613,293	578,817
Leased solar power systems	137,410	137,475
Land	1,020	1,020
Construction-in-progress (3)	15,210	36,981
	$766,933	$754,293
Less: accumulated depreciation	(40,744)	(34,161)
Total	$726,189	$720,132

Other long-term assets
Reimbursable network upgrade costs (1)	$22,301	$21,781
Intangible assets (4)	1,647	1,754
Derivative financial instruments	1,567	897
Total	$25,515	$24,432

(1)

For the Kingbird Project and the Quinto Project, the construction costs related to the network upgrade of a transmission grid belonging to a utility company are reimbursable by that utility company over five years from the date the project reached commercial operation.

(2)

Other current assets included $0.4 million due from SunPower related to system output performance warranties and system repairs in connection with $0.1 million of system output performance warranty accrual and $0.3 million of system repairs accrual recorded in the “Accounts payable and other current liabilities” line item on the unaudited condensed consolidated balance sheets as of February 28, 2017. Similarly, other current assets included $0.5 million due from SunPower related to system output performance warranties and system repairs in connection with $0.2 million of system output performance warranty accrual and $0.3 million of system repairs accrual recorded in the “Accounts payable and other current liabilities” line item on the consolidated balance sheet as of November 30, 2016.

(3)	Construction-in-progress is the project assets related to the Kern Phase 1(a) Assets and Kern Phase 2(b) Assets.
(4)

Intangible assets represents a customer contract intangible that is amortized on a straight-line basis beginning on COD through the contract term end date of December 31, 2020, of which $0.1 million and zero reduced operating revenues in the three months ended February 28, 2017 and February 29, 2016, respectively.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Current Liabilities

	As of
	February 28,	November 30,
(in thousands)	2017	2016
Accounts payable and other current liabilities
Trade and accrued accounts payable	$1,313	$1,089
Related party payable (1)	7,006	20,653
System output performance warranty	138	196
Residential lease system repairs accrual	269	331
Other short-term liabilities	2,418	1,502
Total	$11,144	$23,771

(1)

Related party payable on the unaudited condensed consolidated balance sheets as of February 28, 2017 consists of (i) $5.8 million related to the purchase price payable to SunPower, which will be funded by tax equity investors for the Kern Phase 1(a) Acquisition and the Kern Phase 2(b) Acquisition; (ii) $0.6 million related to accrued distribution to tax equity investors; and (iii) $0.6 million for accounts payable to related parties associated with O&M, AMA and MSA fees owed to the Sponsors. Related party payable on the consolidated balance sheets as of November 30, 2016 consists of (i) $19.5 million related to the purchase price payable to SunPower for the Kern Phase 1(a) Acquisition, the Kern Phase 1(b) Acquisition, the Kern Phase 2(a) Acquisition and the Macy’s Maryland Acquisition; (ii) $1.0 million related to accrued distribution to tax equity investors; and (iii) $0.1 million for accounts payable to related parties associated with O&M, AMA and MSA fees owed to the Sponsors.

Note 5. Commitments and Contingencies

Land Use Commitments

The Partnership is a party to various agreements that provide for payments to landowners for the right to use the land upon which projects under PPAs are located.

The total minimum lease and easement commitments at February 28, 2017 under these land use agreements are as follows:

(in thousands)	2017 (remaining nine months)	2018	2019	2020	2021	Thereafter	Total
Land use payments	$871	$1,329	$1,686	$1,742	$1,782	$56,249	$63,659

Solar Power System Performance Warranty

Lease agreements require the Partnership to undertake a system output performance warranty. The Partnership has recorded in “Accounts payable and other current liabilities” amounts related to these system output performance warranties totaling $0.1 million and $0.2 million as of February 28, 2017 and November 30, 2016, respectively. The Partnership has also recorded in “Other current assets” amounts of $0.1 million and $0.2 million as of February 28, 2017 and November 30, 2016, relating to anticipated performance warranty reimbursements from the O&M provider.

The following table summarizes accrued system output performance warranty activity for the three months ended February 28, 2017 and February 29, 2016, respectively:

	Three Months Ended
	February 28,	February 29,
(in thousands)	2017	2016
Balance at the beginning of the period	$196	$237
Settlements during the period	(29)	(76)
Adjustments during the period	(29)	65
Balance at the end of the period	$138	$226

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

The following table summarizes ARO activity for the three months ended February 28, 2017 and February 29, 2016, respectively:

	Three Months Ended
	February 28,	February 29,
(in thousands)	2017	2016
Balance at the beginning of the period	$13,448	$9,992
ARO assumed in acquisition	493	547
Accretion expense	171	119
Revisions to ARO during the period	17	—
Balance at the end of the period	$14,129	$10,658

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

Environmental Contingencies

The Partnership reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. During the three months ended February 28, 2017 and February 29, 2016, there were no known environmental contingencies that required the Partnership to recognize a liability.

Note 6. Lease Agreements and Power Purchase Agreements

Lease Agreements

As of February 28, 2017, the Partnership’s unaudited condensed consolidated financial statements include approximately 5,900 residential lease agreements which have original terms of 20 years and are classified as either operating or sales-type leases. In addition, the lease agreement for the Maryland Solar Project has a lease term that will expire on December 31, 2019, and the lessee, who is an affiliate of First Solar, is obligated to pay a fixed amount of rent that is set based on the expected operations of the plant.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

The following table presents the Partnership’s minimum future rental receipts on operating leases (including the lease agreement for the Maryland Solar Project and the residential lease portfolio) placed in service as of February 28, 2017:

(in thousands)	2017 (remaining nine months)	2018	2019	2020	2021	Thereafter	Total
Minimum future rentals on residential operating leases placed in service (1)	$2,779	$3,723	$3,743	$3,765	$3,787	$42,563	$60,360
Maryland Solar lease	4,249	5,173	4,912	—	—	—	14,334
Total operating leases	$7,028	$8,896	$8,655	$3,765	$3,787	$42,563	$74,694

(1)

Minimum future rentals on operating leases placed in service do not include contingent rentals that may be received from customers under agreements that include performance-based incentives and executory costs.

As of February 28, 2017, future maturities of net financing receivables for sales-type leases are as follows:

(in thousands)	2017 (remaining nine months)	2018	2019	2020	2021	Thereafter	Total
Scheduled maturities of minimum lease payments receivable (1)	$4,196	$5,681	$5,768	$5,860	$5,955	$71,224	$98,684

(1)

Minimum future rentals on sales-type leases placed in service do not include contingent rentals that may be received from customers under agreements that include performance-based incentives and executory costs.

Power Purchase Agreements

Under the terms of various PPAs, the Partnership’s contracted counterparties may be obligated to take all or part of the output from the system at stipulated prices over defined periods. All PPAs associated with solar generation systems operating as of February 28, 2017 have no minimum lease payments and all of the rental income under these leases is recorded as revenue when the electricity is delivered.

SREC Sales Agreement

The Partnership applies for and receives SRECs for power generated by certain of our solar power systems.  The Partnership has entered into an SREC Sales Agreement with a non-affiliated party to assist it in meeting its own emissions reduction or conservation requirements.  Under the terms of the SREC Sales Agreement, the contracted counterparty is obligated to purchase an annual number of SRECs from the Partnership at stipulated prices over a defined period of time. The Partnership recognizes revenue and associated costs upon delivery of the SRECs to the counterparty.  As of February 28, 2017, firm sales under the SREC Sales Agreement are as follows:

(in thousands)	2017 (remaining nine months)	2018	2019	2020	2021	Thereafter	Total
SREC sales	$586	$781	$781	$781	$195	$—	$3,124

Note 7. Debt and Financing Obligations

Credit Facility and Stateline Promissory Note

On June 5, 2015, OpCo entered into a $525.0 million credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility and a $200.0 million revolving credit facility. OpCo borrowed $300.0 million under the term loan facility on June 5, 2015, which indebtedness will mature on the fifth anniversary of its issuance, at which point all amounts outstanding under the $525.0 million credit facility will become due and payable. There will be no principal amortization over the term of the credit facility. The discount and incremental debt issuance costs associated with these borrowings were $3.1 million and were reported as a direct deduction from the face amount of the note. The Partnership used the net proceeds of the term loan facility to pay distributions of $129.4 million and $168.9 million to First Solar and SunPower, respectively.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

On March 30, 2016, OpCo drew down $40.0 million from its revolving credit facility and $25.0 million from its delayed draw term loan facility. On September 29, 2016, OpCo drew down $23.0 million from its revolving credit facility. On September 30, 2016, OpCo entered into the Joinder Agreement under its existing senior secured credit facility, pursuant to which OpCo obtained a new $250.0 million incremental term loan facility, increasing the maximum borrowing capacity under the credit facility to $775.0 million. On December 1, 2016, in connection with the Stateline Acquisition, OpCo drew down $250.0 million under the incremental term loan facility and $20.0 million under the revolving credit facility. On February 24, 2017 in connection with the Kern Phase 2(b) Acquisition, OpCo drew down $6.0 million under the revolving credit facility.

As of February 28, 2017, OpCo had outstanding borrowings of $300.0 million under the term loan facility, $250.0 million under the incremental term loan facility, $25.0 million under the delayed draw term loan facility and $89.0 million under the revolving credit facility, as well as approximately $54.9 million of letters of credit outstanding under the revolving credit facility. The remaining portion of the revolving credit facility is undrawn as of February 28, 2017. As of November 30, 2016, OpCo had outstanding borrowings of $300.0 million under the term loan facility, $25.0 million under the delayed draw term loan facility and $63.0 million under the revolving credit facility, as well as approximately $54.9 million of letters of credit outstanding under the revolving credit facility.

OpCo’s credit facility is collateralized by a pledge of the equity of OpCo and certain of its subsidiaries. The Partnership and each of OpCo’s subsidiaries, other than certain non-guarantor subsidiaries, have guaranteed the obligations of OpCo under the credit facility.

Loans outstanding under the credit facility bear interest at either (i) a base rate, which is the highest of (x) the federal funds rate plus 0.50%, (y) the administrative agent’s prime rate and (z) one-month LIBOR, in each case, plus an applicable margin; or (ii) one-, two-, three- or six-month LIBOR plus an applicable margin. The unused portion of the revolving credit facility and delayed draw term loan facility is subject to a commitment fee of 0.30% per annum. OpCo may prepay the borrowings under the term loan facility and the delayed draw term loan facility at any time. The term loan bears an interest rate of approximately 2.78% and 2.61% per annum as of February 28, 2017 and November 30, 2016, respectively. OpCo has entered into interest rate swap agreements to hedge the interest rate on a portion of the borrowings under the term loan facility. For more details, please read “—Note 8. Fair Value.”

OpCo’s credit facility contains covenants including, among others, requiring the Partnership to maintain the following financial ratios: (i) a debt to cash flow ratio of not more than (a) 6.00 to 1.00 for the fiscal quarters ending November 30, 2016 through November 30, 2017; and (b) 5.00 to 1.00 for each fiscal quarter ending thereafter; and (ii) a debt service coverage ratio of not less than 1.75 to 1.00. In addition, an event of default occurs under the credit facility upon a change of control. The credit facility defines a change of control as occurring when, among other things, (i) the Sponsors (or either of them) cease to direct the management, directly or indirectly, of the Partnership or OpCo, or (ii) the Sponsors collectively cease to own 35% of the economic interest in OpCo. In addition, the credit facility contains customary non-financial covenants and certain restrictions that will limit the Partnership’s, OpCo’s and certain of the Partnership’s and its domestic subsidiaries’ ability to, among other things, incur or guarantee additional debt and to make distributions on or redeem or repurchase OpCo common units. The Joinder Agreement amended OpCo’s credit facility to permit OpCo to incur up to $50.0 million in subordinated indebtedness from First Solar or its affiliate to pay a portion of the purchase price for the Stateline Project. As of February 28, 2017, the Partnership was in compliance with its debt covenants.

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

On December 1, 2016, in connection with the Stateline Acquisition, OpCo issued a promissory note to First Solar in the principal amount of $50.0 million. The Stateline Promissory Note is unsecured and matures on the date that is six months after the maturity date under OpCo’s credit facility. Interest will accrue at a rate of 4% per annum, except it will accrue at a rate of 6% per annum (i) upon the occurrence and during the continuation of a specified event of default and (ii) in respect of amounts accrued as payments-in-kind pursuant to the terms of the note. OpCo is not permitted to prepay the $50.0 million promissory note without the consent of certain lenders under its existing credit agreement (except for certain mandatory prepayments). Until OpCo has paid in full the principal and interest on promissory note, OpCo is restricted in its ability to: (i) acquire interests in additional projects (other than the acquisition of the Kern Phase 2 Assets); (ii) use the net proceeds of equity issuances except as prescribed in the promissory note; (iii) incur additional indebtedness to which the promissory note would be subordinate; and (iv) extend the maturity date under OpCo’s existing credit facility.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

As of February 28, 2017, OpCo had outstanding borrowings of $50.0 million under the Stateline Promissory Note.

The following table summarizes the Partnership’s debt obligations:

	February 28, 2017		November 30, 2016
(in thousands)	Amount	Interest Rate	Amount	Interest Rate
Term loan due June 2020	$300,000	2.78%	$300,000	2.61%
Incremental term loan due June 2020	250,000	2.78%	—	N/A
Delayed draw term loan facility due June 2020	25,000	2.78%	25,000	2.61%
Revolving credit facility due June 2020	89,000	2.78%	63,000	2.61%
Stateline Promissory Note due December 2020	50,000	4.00%	—	N/A
Less: debt issuance costs	(3,327)	N/A	(3,564)	N/A
Total	$710,673		$384,436

August 2011 Letter of Credit Facility with Deutsche Bank

In August 2011, the Predecessor’s parent, SunPower, entered into a letter of credit facility agreement with Deutsche Bank, as administrative agent, and certain financial institutions. Payment of obligations under the letter of credit facility is guaranteed by the majority shareholder of SunPower, Total S.A. As of February 28, 2017, and November 30, 2016, letters of credit issued and outstanding under the August 2011 letter of credit facility with Deutsche Bank which is available to SunPower for the Quinto Project and the RPU Project totaled $11.5 million and $30.7 million, respectively. The associated fees incurred for the letters of credit to Deutsche Bank were $0.1 million for both the three months ended February 28, 2017 and February 29, 2016, and were recognized as interest expense in the unaudited condensed consolidated statements of operations. Pursuant to the Omnibus Agreement, SunPower as the Sponsor who contributed the Quinto Project cancelled one of its letter of credit facilities associated with the Quinto Project upon its achieving COD in November 2015. However, SunPower will continue to maintain the remaining letters of credit under this credit facility in connection with certain reimbursable network upgrade costs related to the Quinto Project and will bear the associated fees until all such letters of credit are cancelled, which is expected to occur no later than April 2017. Since the RPU Project achieved COD in September 2015, SunPower as the Sponsor who contributed the RPU Project is in the process of terminating the related letters of credit, and the Partnership has issued the required letters of credit under its revolving credit facility.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Partnership’s assets and liabilities measured at estimated fair value on a recurring basis, categorized in accordance with the fair value hierarchy:

	February 28, 2017		November 30, 2016
(in thousands)	Level 2	Total	Level 2	Total
Assets
Derivative financial instruments	$1,567	$1,567	$897	$897
Total assets	$1,567	$1,567	$897	$897

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Derivative financial instruments: On July 17, 2015, OpCo entered into interest rate swap agreements intended to hedge the interest rate risk on the outstanding borrowings under the term loan with an aggregate notional value of $240.0 million. Under the interest rate swap agreements, OpCo paid a fixed swap rate of interest of 1.55% and the counterparties to the agreements paid a floating interest rate based on three-month LIBOR at quarterly intervals through the maturity date of August 31, 2018. OpCo had the right to cancel the interest rate swap agreements on August 31, 2016 and any quarterly fixed payment date thereafter with a minimum of five business days’ notification. OpCo exercised its right to cancel the interest rate swap agreements on August 31, 2016 and entered into new interest rate swap agreements intended to hedge the interest rate risk on the outstanding borrowings under the term loan with an aggregate notional value of $250.0 million.  Under the new interest rate swap agreements, OpCo will pay a fixed swap rate of interest of approximately 0.85% and the counterparties to the agreements will pay a floating interest rate based on one-month LIBOR at monthly intervals through the maturity date of August 31, 2018. On January 5, 2017, OpCo entered into another interest rate swap agreement intended to hedge the interest rate risk on the outstanding borrowings under the term loan with an aggregate notional value of $40.0 million. Under this interest rate swap agreement, OpCo will pay a fixed swap rate of interest of approximately 1.16% and the counterparty to the agreement will pay a floating interest rate based on one-month LIBOR at monthly intervals through the maturity date of August 31, 2018.

As of both February 28, 2017 and November 30, 2016, these interest rate swap agreements had not been designated as cash flow hedges and are reflected at fair value on the unaudited condensed consolidated balance sheets. As of both February 28, 2017, and November 30, 2016, these interest rate swap agreements have been presented in other long-term assets on the unaudited condensed consolidated balance sheet since the maturity date is over one year after the balance sheet date.  During the three months ended February 28, 2017 and February 29, 2016, the Partnership recorded a change in fair value of $0.7 million and $0.1 million, respectively, within other income and other expense, respectively, in the unaudited condensed consolidated statement of operations. The primary inputs into the valuation of interest rate swaps are interest yield curves, interest rate volatility, and credit spreads. The Partnership's interest rate swaps are classified within Level 2 of the fair value hierarchy, since all significant inputs are corroborated by market observable data. There were no transfers in or out of Level 1, Level 2 and Level 3 during the period.

Liabilities Measured at Fair Value on a Nonrecurring Basis

Long-term debt and financing obligations: The estimated fair value of the Partnership’s long-term debt was classified within Level 2 of the fair value hierarchy as of February 29, 2017 and November 30, 2016, and approximated its carrying value of $708.5 million and $384.4 million, respectively, as the term loan facility is a variable rate debt with the interest rate indexed to the market and reset on a frequent and short-term basis.

Note 9. Noncontrolling Interests

Noncontrolling interests represent the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to the Partnership. For accounting purposes, the holders of noncontrolling interests of the Partnership include the Sponsors, which are SunPower and First Solar, as described in “—Note 1—Description of Business,” and third-party investors under the tax equity financing facilities. As of February 28, 2017 and November 30, 2016, First Solar and SunPower had noncontrolling interests of 28.0% and 36.5%, respectively, in OpCo.

In addition, certain subsidiaries of OpCo have entered into tax equity financing facilities with third-party investors under which the parties invest in entities that hold the solar power systems. The Partnership, through OpCo, holds controlling interests in these less-than-wholly-owned entities and has therefore fully consolidated these entities. The Partnership accounts for the portion of net assets using the HLBV Method in the consolidated entities attributable to the investors as “Redeemable noncontrolling interests” and “Noncontrolling interests” in its unaudited condensed consolidated financial statements. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified as “Redeemable noncontrolling interests in subsidiaries” between liabilities and equity on the unaudited condensed consolidated balance sheets and the balance is the greater of the carrying value calculated under the HLBV Method or the redemption value.

In connection with the Kern Phase 2(b) Acquisition on February 24, 2017, OpCo acquired the noncontrolling interest balance totaling $1.1 million. Please read “—Note 2—Business Combinations” for further details.

As of February 28, 2017 and November 30, 2016, redeemable noncontrolling interests attributable to tax equity investors after adjusting the carrying amount to the redemption value was $17.3 million and $17.6 million, respectively, and noncontrolling interests attributable to tax equity investors were $50.6 million and $40.8 million, respectively.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

During the three months ended February 28, 2017 and February 29, 2016 such indirect subsidiaries of OpCo received $18.8 million and zero, respectively, contributions from third-party investors under the related facilities and attributed $8.8 million and $34.9 million, respectively, in losses to the third-party investors primarily as a result of allocating certain assets, including tax credits, if any, to the investors. During the three months ended February 28, 2017 and February 29, 2016 such indirect subsidiaries of OpCo made $1.5 million and $0.9 million, respectively, in distributions to third-party investors under the related facilities.

The following table presents the noncontrolling interest balances by entity, reported in shareholders’ equity in the unaudited condensed consolidated balance sheets as of February 28, 2017 and November 30, 2016:

	As of
	February 28,	November 30,
(in thousands)	2017	2016
First Solar	$233,847	$238,210
SunPower	305,644	311,327
Tax equity investors	50,573	40,794
Total	$590,064	$590,331

Note 10. Shareholders’ Equity

On June 24, 2015, the Partnership completed its IPO by issuing 20,000,000 of its Class A shares representing limited partner interests in the Partnership to the public. On September 28, 2016 the Partnership sold in an underwritten registered public offering 8,050,000 Class A shares representing limited partner interests in the Partnership.

ATM Program

On January 30, 2017, the Partnership established the ATM Program under which the Partnership may sell Class A shares from time to time through the ATM Agents up to an aggregate sales price of $125.0 million.  The Partnership may also sell Class A shares to any ATM Agent, as principal for its own account, at a price agreed upon at the time of the sale.  The Partnership will use the net proceeds from sales under the ATM Program to purchase a number of common units in OpCo equal to the number of Class A shares issued under the ATM Program. OpCo may use the proceeds for general corporate purposes, which may include, among other things, repaying borrowings under the Stateline Promissory Note and OpCo’s credit facilities, and funding working capital or acquisitions.

As of both February 28, 2017 and November 30, 2016, the Partnership owned a 35.5% limited liability company interest in OpCo as well as a controlling noneconomic managing member interest in OpCo, and the Sponsors collectively owned 51,000,000 Class B shares in the Partnership, with SunPower and First Solar having owned 28,883,075 and 22,116,925 Class B shares, respectively, and together, having owned a noncontrolling 64.5% limited liability company interest in OpCo. No shares were issued under the ATM Program during the quarter ended February 28, 2017.

The following shares of the Partnership were outstanding as of February 28, 2017 and November 30, 2016, respectively:

	As of
Shares	February 28, 2017	November 30, 2016	Shareholder
Class A shares	28,076,907	28,072,680	Public
Class B shares	22,116,925	22,116,925	First Solar
Class B shares	28,883,075	28,883,075	SunPower
Total shares outstanding	79,076,907	79,072,680

Cash Distribution

On January 13, 2017, the Partnership distributed $7.0 million on its Class A shares and OpCo distributed $12.7 million on its common and subordinated units, or in each case $0.2490 per share or unit, for the period from September 1, 2016 to November 30, 2016.

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Note 11. Net Income Per Share

Basic net income per share is computed by dividing net income for the three months ended February 28, 2017 and February 29, 2016, respectively, attributable to Class A shareholders by the weighted average number of Class A shares outstanding for the applicable period. Diluted net income per share is computed using basic weighted average Class A shares outstanding plus, if dilutive, any potentially dilutive securities outstanding during the period using the treasury-stock-type method. Pursuant to the Exchange Agreement entered into among the Partnership, the General Partner, OpCo, a wholly owned subsidiary of SunPower and a wholly owned subsidiary of First Solar, the Sponsors can tender OpCo common units and an equal number of such Sponsor’s Class B shares for redemption, and the Partnership has the right to directly purchase the tendered OpCo common units and Class B shares for, subject to the approval of its conflicts committee, cash or the issuance of Class A shares of the Partnership. If the Partnership elects to issue Class A shares, it would cancel the tendered Class B shares and hold the OpCo common units with the other OpCo common units it previously held, since the number of Class A shares issued must at all time equal the number of OpCo common units held by the Partnership. Since the Partnership would be holding additional OpCo common units, the net income attributable to Class A shares would proportionately increase, resulting in no change to net income per share for the three months ended February 28, 2017 and February 29, 2016, respectively. In addition, there were no potentially dilutive securities (including any stock options, restricted stock and restricted stock units) for the three months ended February 28, 2017 and February 29, 2016, respectively. Accordingly, basic and diluted net income per share for the three months ended February 28, 2017 and February 29, 2016, respectively was as follows:

	Three Months Ended
	February 28,	February 29,
(in thousands, except per share amounts)	2017	2016
Basic net income per share:
Numerator:
Net income attributable to Class A shareholders	$861	$5,308

Denominator:
Basic weighted-average shares	28,073	20,007

Basic net income per share	$0.03	$0.27

Diluted net income per share:
Numerator:
Net income attributable to Class A shareholders	$861	$5,308
Add: Additional net income attributable to Class A shares due to increased percentage ownership in OpCo, net of tax, from the conversion of Class B shares	514	4,112
	$1,375	$9,420

Denominator:
Basic weighted-average shares	28,073	20,007
Effect of dilutive securities:
Class B shares (1)	15,500	15,500
Diluted weighted-average shares	43,573	35,507

Diluted net income per share	$0.03	$0.27
(1)	Up to the amount of OpCo common units held by Sponsors

Note 12. Related Parties

Management Services Agreements

Immediately prior to the completion of the IPO on June 24, 2015, the Partnership, together with the General Partner, OpCo and Holdings, entered into similar but separate MSAs with affiliates of each of the Sponsors (each, a “Service Provider”). Under the MSAs, the Service Providers provide or arrange for the provision of certain administrative and management services for the

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Partnership and certain of its subsidiaries, including managing the Partnership’s day-to-day affairs, in addition to those services that are provided under existing O&M agreements and AMAs between affiliates of the Sponsors and certain of the subsidiaries of the Partnership. In August 2015, the First Solar MSA and the SunPower MSA were amended to adjust the annual management fee payable to each respective Service Provider. Under the First Solar MSA, OpCo pays an annual management fee of $0.6 million to the First Solar Service Provider. Under the SunPower MSA, OpCo pays an annual management fee of $1.1 million to the SunPower Service Provider. These payments are subject to annual adjustments for inflation. On January 20, 2017, the parties thereto amended the SunPower MSA to include Kingbird Solar, LLC and the Kingbird Project Entities under certain aspects of SunPower’s scope of managerial services effective April 30, 2016 in return for the associated AMA fee payable by First Solar Asset Management, LLC.

Costs incurred for these services were $0.4 million for both the three months ended February 28, 2017 and February 29, 2016.

EPC Agreements

Various projects are designed, engineered, constructed and commissioned pursuant to EPC agreements with affiliates of the Sponsors, which may include a 2- to 10-year system warranty against defects in materials, construction, fabrication and workmanship, and in some cases, may include a 25-year power and product warranty on certain modules.

As of February 28, 2017, all of the projects contributed by the Sponsors on the date of the IPO, along with the Henrietta Project, the Hooper Project, the Kern Phase 1(b) Assets, Kern Phase 2(a) Assets, the Kingbird Project, the Macy’s Maryland Project and the Stateline Project have achieved COD. The Kern Phase 1(a) Assets and Kern Phase 2(b) Assets are construction-in-progress as of February 28, 2017 and expected to achieve COD in June 2017. SunPower as the EPC provider is required to complete the Kern Phase 1(a) Assets and the Kern Phase 2(b) Assets and pursuant to the Omnibus Agreement, all the associated costs to complete the Kern Phase 1(a) Assets and the Kern Phase 2(b) Assets are obligations of SunPower.

O&M Agreements and Asset Management Agreements

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

Costs incurred for O&M and AMA services were $1.5 million and $1.0 million for the three months ended February 28, 2017 and February 29, 2016, respectively.

Omnibus Agreement

The Partnership has entered into the Omnibus Agreement with its Sponsors, the General Partner, OpCo and Holdings.

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

8point3 Energy Partners LP

Notes to Unaudited Condensed Consolidated Financial Statements — Continued

During the three months ended February 28, 2017, the Partnership received $0.1 million in indemnity payments from the Sponsors for the delay in commercial operations of the Kern Phase 1(a) Assets.  During the three months ended February 29, 2016, the Partnership received $13.9 million related to the shortfall associated with the network upgrade refunds and test energy projected to be received.

Promissory Notes

On November 25, 2015, OpCo issued a short-term promissory note to First Solar in the principal amount of $2.0 million (the “Short-term Note”), in exchange for First Solar’s loan of such amount to OpCo. Upon the receipt of certain payments by the Solar Gen 2 Project Entity from SDG&E under the power purchase agreement between the Solar Gen 2 Project Entity and SDG&E, which had been previously withheld pending completion of an administrative requirement (each, a “Specified Payment”), OpCo was obligated to repay a portion of the principal amount of the Short-term Note equal to such Specified Payment and the unpaid balance of all interest accrued under the Short-term Note to and including the date of such repayment. Interest under the Short-term Note accrued at a rate of 1% on the portion of the principal of the Short-term Note equal to the amount of each Specified Payment from the date SDG&E remitted such payment to the Solar Gen 2 Project Entity through the date that OpCo repaid such amount to First Solar as described above. OpCo is permitted to prepay the Short-term Note at any time without penalty or premium. On December 30, 2016, OpCo repaid the Short-term Note to First Solar.

In connection with the closing of the Stateline Acquisition on December 1, 2016, OpCo issued the Stateline Promissory Note to First Solar in the principal amount of $50.0 million. Please read “—Note 7— Debt and Financing Obligations” for further details.

Purchase and Sale Agreements

On November 11, 2016, OpCo entered into the Stateline Purchase Agreement with First Solar and First Solar Asset Management, LLC pursuant to which OpCo agreed to purchase an interest in the Stateline Project, as further described above in “—Note 3—Investment in Unconsolidated Affiliates.” Effective December 1, 2016, OpCo acquired Stateline Holdings from First Solar for a total purchase price of $329.5 million (before consideration of acquisition-related costs).

On January 26, 2016, OpCo entered into the Kern Purchase Agreement with SunPower pursuant to which OpCo agreed to purchase an interest in the Kern Project, as further described above in “—Note 2—Business Combinations.” Effective January 26, 2016, a subsidiary of OpCo acquired from SunPower all of the class B limited liability company interests of the Kern Class B Partnership.  Pursuant to the Kern Purchase Agreement, the purchase price for the Kern Project will be paid by OpCo when each phase of the project reaches “mechanical completion.” In addition, on January 22, 2016, a subsidiary of the Kern Class B Partnership entered into a tax equity financing facility with a third-party investor, which allocates to OpCo a certain share of cash flows from the Kern Project pursuant to a specified distribution waterfall. Purchase price payments of up to approximately $30.0 million will be funded by the tax equity investor’s capital contributions, of which $0.9 million, $1.8 million, $1.3 million, $6.7 million and $8.2 million was paid on January 22, 2016, September 9, 2016, November 30, 2016, December 14, 2016 and February 24, 2017, respectively, and the remaining capital contribution balance of up to $11.1 million will be made when the Kern Project’s phases meet certain construction milestones and will be transferred to affiliates of SunPower for the remaining purchase price payments.

First Solar ROFO Agreement

Pursuant to the First Solar ROFO Agreement, First Solar previously granted to OpCo a right of first offer to purchase certain solar energy generating facilities for a period of five years. Such solar projects included the 179 MW Switch Station solar generation project in Nevada (“Switch Station”). On February 13, 2017, OpCo waived the 45-day negotiation period under the First Solar ROFO Agreement with respect to Switch Station; following such waiver, First Solar has the right to offer and sell Switch Station to a third party, in accordance with the terms of the First Solar ROFO Agreement.

SunPower ROFO Agreement

On February 13, 2017, OpCo entered into the Second Amendment and Waiver to Right of First Offer Agreement (the “Waiver”) with SunPower. Pursuant to SunPower ROFO Agreement, SunPower previously granted to OpCo a right of first offer to purchase certain solar energy generating facilities for a period of five years. Such solar projects included the 100 MW El Pelicano solar generation project in Chile (“El Pelicano”).  Pursuant to the Waiver, OpCo waived its rights under the ROFO Agreement with respect to El Pelicano. The Waiver also contains customary representations, warranties and agreements of OpCo and SunPower.

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

FirstEnergy Solutions Corp. (“FirstEnergy”), the Partnership’s offtake counterparty with respect to the Maryland Solar Project, had its credit rating downgraded multiple times in 2016. As of January 23, 2017, the credit rating of FirstEnergy was Caa1 and CCC+ by Moody’s Investors Service and Standard & Poor’s Ratings Services, respectively, both of which are significantly below investment grade. In addition, Standard & Poor’s Ratings Services placed FirstEnergy on CreditWatch with negative implications, based on a $1.51 billion pretax impairment charge that the company’s competitive business will incur from the deactivation of several coal units. In November 2016, FirstEnergy Corp., the parent of FirstEnergy, announced a strategic review of its competitive business, pursuant to which the company would seek to move away from competitive markets. FirstEnergy’s annual report on Form 10-K for the year ended December 31, 2016 reported a substantial uncertainty as to their ability to continue as a going concern. While their credit rating has not subsequently been downgraded they remain on Standard & Poor’s Ratings Services under CreditWatch. As of February 28, 2017, FirstEnergy is current with respect to the payments due under the PPA for the Maryland Solar Project.

As further described Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence—Agreements with our Sponsors—Maryland Solar Lease Arrangement” in the 2016 10-K, First Solar’s affiliate is obligated under  the Maryland Solar lease arrangement to pay a fixed amount of rent that is set based on the expected operations of the plant. Such lease agreement will terminate upon any termination of the PPA for the Maryland Solar Project or the site ground lease.  Pursuant to the PPA for the Maryland Solar Project, a FirstEnergy bankruptcy would be an event of default under the PPA, permitting (subject to applicable law) the termination of the PPA. Upon any such early termination of the lease agreement, First Solar’s affiliate is obligated to return the facility in its then-current condition and location to the Partnership, without any warranties, and no rent shall thereafter be payable by such First Solar affiliate. In the event that the PPA was terminated and First Solar were to subsequently terminate the Maryland Solar Lease Agreement, the Maryland Solar Project would have no agreement through which to sell the energy that it produces, which equates to approximately $8.0 million in annual revenue.

Note 13. Income Taxes

The provision for income taxes differed from the amount computed by applying the statutory U.S. federal rate of 35% primarily due to the tax impact of equity in earnings, the tax impact of noncontrolling interest, and state tax rates (net of federal benefit) in various jurisdictions, most significantly California.

The Partnership’s financial reporting year-end is November 30 while its tax year-end is December 31. The Partnership has elected to base the tax provision on the financial reporting year; therefore, since the 2017 financial reporting year is December 1, 2016 through November 30, 2017, the taxable income (loss) included in the 2017 tax provision is for the tax year ended December 31, 2016. The provision accrued at the financial reporting year-end will be a discrete period computation, and the tax credits and permanent differences recognized in that accrual will be those generated between the tax year-end date and the financial reporting year-end date. With the exception of minimum state income and franchise tax payments, any amounts recorded for income tax provision (benefit) represent deferred income taxes being provided on the net income before taxes of OpCo, a non-taxable partnership, which is allocated to the Partnership.

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

Long-lived assets consisting of property and equipment, net, were located in the United States. All operating revenues for the three months ended February 28, 2017 and February 29, 2016 were from customers located in the United States. The following customers each comprised 10% or more of our total revenue for the three months ended February 28, 2017 and February 29, 2016, respectively:

	Three Months Ended
	February 28,	February 29,
Customers	2017	2016
Southern California Edison	29.5%	44.2%
First Solar	12.8%	18.1%
Southern California Public Power Authority	10.7%	*

*Total revenue to these customers were less than 10% of our total revenue for the period.

Note 15. Subsequent Events

 On March 23, 2017, our general partner’s board of directors declared a cash distribution for our Class A shares of $0.2565 per share for the first quarter of 2017. Our general partner’s board of directors declared a corresponding cash distribution for OpCo’s common and subordinated units, which includes all common and subordinated units held by First Solar and SunPower. The first quarter distribution will be paid on April 14, 2017 to shareholders and unitholders of record as of April 4, 2017.

Pursuant to the First Solar ROFO Agreement, First Solar previously granted to OpCo a right of first offer to purchase certain solar energy generating facilities for a period of five years.  Such solar projects included the 40 MW Cuyama solar generation project in California (“Cuyama”) and the 280 MW California Flats solar generation project in California (“California Flats”).  On April 3, 2017, First Solar offered the Cuyama and California Flats projects to OpCo in accordance with the terms of the First Solar ROFO Agreement.

On April 5, 2017, First Solar notified our general partner’s board of directors of its intention to explore alternatives related to its interests in the Partnership.  Following such announcement, SunPower also notified our general partner’s board of directors that it is exploring alternatives related to its interests in the Partnership, including but not limited to seeking a potential new partner in the Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our 2016 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations and contain projections of results of operations or of financial condition or forecasts of future events. Words such as “could,” “will,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue” and similar expressions are used to identify forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained in this report include statements concerning our Sponsors’ ownership interest in us, our expectations of plans, strategies, objectives, growth and anticipated financial and operational performance. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report and in the 2016 10-K. Those risk factors and other factors noted throughout this report and in the 2016 10-K could cause our actual results to differ materially from those disclosed in any forward-looking statement. You should also understand that it is not possible to predict or identify all such factors and should not consider the risk factors included in this report and the 2016 10-K to be a complete statement of all potential risks and uncertainties. Please read “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in Part I, Item 1A. of the 2016 10-K.

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

Our Portfolio

As of February 28, 2017, our Portfolio consisted of interests in 945 MW of solar energy projects. As of February 28, 2017, we owned interests in ten utility-scale solar energy projects, all of which are operational. These assets represent 92% of the generating capacity of our Portfolio. As of February 28, 2017, we owned interests in four C&I solar energy projects, three of which were operational and one of which was in late-stage construction, and a portfolio of residential DG Solar assets, which represent 8% of the generating capacity of our Portfolio. Our Portfolio is located entirely in the United States and consists of utility-scale and C&I assets that sell substantially all of their output under long-term, fixed-price offtake agreements primarily with investment grade offtake counterparties and residential DG Solar assets that are leased under long-term fixed-price offtake agreements with high credit quality residential customers with FICO scores averaging 765 at the time of the initial contract. As of February 28, 2017, the weighted average remaining life of offtake agreements across our Portfolio was 19.8 years.

For an overview of the assets that comprise our Portfolio as of February 28, 2017, please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 1— Description of Business.”

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

Under the offtake agreements of our C&I Project Entities, each C&I Project Entity generally receives a fixed price over the term of the offtake agreement with respect to 100% of its output, subject to certain adjustments. Certain of our C&I Project Entities’ offtake agreements have availability or production requirements, and if such requirements are not met, the offtake counterparty has the right to terminate the offtake agreement. Under our C&I Project Entities’ offtake agreements, each party typically has the right to terminate upon written notice ranging from ten to 30 days following the occurrence of an event of default that has not been cured within the applicable cure period, if any. One of our C&I Project Entities has additionally entered into a SREC Agreement under which SRECs are sold to a non-affiliated party at a fixed price over the term of the agreement.

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

We believe cash available for distribution is useful to investors in evaluating our operating performance because securities analysts and other interested parties use such calculations as a measure of our ability to make our distributions. In addition, cash available for distribution is used by our management team for determining future acquisitions and managing our growth. The U.S. GAAP measure most directly comparable to cash available for distribution is net income (loss).

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and cash available for distribution for the three months ended February 28, 2017 and February 29, 2016:

	Three Months Ended
	February 28,	February 29,
(in thousands)	2017	2016
Net loss	$(5,320)	$(7,053)
Add (Less):
Interest expense, net of interest income	5,224	2,588
Income tax provision	533	3,537
Depreciation, amortization and accretion	6,871	4,626
Share-based compensation	56	56
Acquisition-related transaction costs (1)	13	833
Unrealized gain (loss) on derivatives (2)	(670)	74
Add proportionate share from equity method investments (3)
Interest expense, net of interest income	130	(42)
Depreciation, amortization and accretion	6,224	3,052
Adjusted EBITDA	$13,061	$7,671
Less:
Equity in earnings of unconsolidated affiliates, net with (3) above (4)	(6,960)	(3,415)
Cash interest paid (5)	(4,761)	(2,788)
Cash distributions to non-controlling interests	(1,885)	(484)
Short-term note (6)	(1,964)	—
Add:
Cash distributions from unconsolidated affiliates (7)	17,711	6,424
Indemnity payment from Sponsors (8)	65	9,973
State and local rebates (9)	—	299
Cash proceeds from sales-type residential leases, net (10)	671	641
Test electricity generation (11)	10	—
Cash proceeds for reimbursable network upgrade costs (12)	6,123	—
Cash available for distribution	$22,071	$18,321

(1)	Represents acquisition-related financial advisory, legal and accounting fees associated with ROFO Project interests purchased and expected to be purchased by us in the future.
(2)	Represents the changes in fair value of interest rate swaps that were not designated as cash flow hedges.
(3)	Represents our proportionate share of net interest expense, depreciation, amortization and accretion from our unconsolidated affiliates that are accounted for under the equity method.
(4)

Equity in earnings of unconsolidated affiliates represents the earnings from the Solar Gen 2 Project, the North Star Project, the Lost Hills Blackwell Project, the Henrietta Project, and the Stateline Project and is included on our unaudited condensed consolidated statements of operations.

(5)	Represents cash interest payments related to OpCo’s senior secured credit facility and the Stateline Promissory Note.
(6)	Represents repayment of a working capital loan from First Solar.
(7)

Cash distributions from unconsolidated affiliates represent the cash received by OpCo with respect to its 49% interest in the Solar Gen 2 Project, the North Star Project, the Lost Hills Blackwell Project, the Henrietta Project, and its 34% interest in the Stateline Project.

(8)

Represents indemnity payments from the Sponsors owed to OpCo in accordance with the Omnibus Agreement. Please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12. Related Parties.”

(9)

State and local rebates represent cash received from state or local governments for owning certain solar power systems. The receipt of state and local rebates is accounted for as a reduction in the asset carrying value rather than operating revenue.

(10)

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

(11)

Test electricity generation represents the sale of electricity that was generated prior to COD by Macy’s Maryland Project for the three months ended February 28, 2017. Solar systems may begin generating electricity prior to COD as a result of the installation and interconnection of individual solar modules, which occurs over time during the construction and commission period. The sale of test electricity generation is accounted for as a reduction in the asset carrying value rather than operating revenue prior to COD, even though it generates cash for the related Project Entity.

(12)	Cash proceeds from a utility company related to reimbursable network upgrade costs associated with the Quinto Project and the Kingbird Project.

Significant Factors and Trends Affecting Our Business

We expect the following factors will affect our results of operations:

Power Purchase Agreements

Our revenues are a function of the volume of electricity generated and sold by our projects and rental payments under lease agreements. The assets in our Portfolio sell substantially all of their output or are leased under long-term, fixed price offtake agreements primarily with investment grade utility-scale and C&I offtakers, as well as high credit quality residential customers with an average FICO score of 765 at the time of initial contract. As of February 28, 2017, the weighted average remaining life of offtake agreements across our Portfolio was 19.8 years, with the offtake agreements of our Utility Project Entities having remaining terms ranging from 16.1 to 26.8 years and our C&I offtake agreements and residential offtake agreements having remaining terms ranging from 15.5 to 19.8 years. We believe long-term agreements with creditworthy customers substantially mitigate volatility in our cash flows. As of February 28, 2017, two offtake counterparties were placed on CreditWatch by Standard & Poor’s Ratings Services, increasing our credit risk associated with these customers. Please read Part II, Item 1A. “Risk Factors—Risks Related to Our Project Agreements—We rely on a limited number of offtake counterparties and we are exposed to the risk that they are unwilling or unable to fulfill their contractual obligations to us or that they otherwise terminate their offtake agreements with us” and Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Related Parties—Maryland Solar Lease Arrangement.”

Operation of Projects

Our revenues are a function of the volume of electricity generated by our projects during a particular period, which is impacted by the number of systems that have achieved commercial operations, as well as both scheduled and unexpected repair and maintenance required to keep our systems operational. Equipment performance represents the primary factor affecting our operating results because equipment downtime impacts the volume of the electricity that we are able to generate from our systems.

Future Acquisitions

Our ability to grow our business and increase our quarterly cash distributions could be impacted by a number of factors and trends that affect our industry generally, including the development of any ROFO Projects we may acquire in the future. Our ability to acquire ROFO Projects is dependent on our ability to agree on terms with our Sponsors, our ability to borrow additional funds and access capital markets, our Sponsors’ ability to complete the development of the ROFO Projects and our Sponsors’ decision to sell the ROFO Projects they develop. Please read Part I, Item 1A. “Risk Factors—Risks Related to Our Acquisition Strategy and Future Growth—Our Sponsors’ failure to complete the development of the First Solar ROFO Projects and the SunPower ROFO Projects or project developers’, including our Sponsors’, failure to develop other solar energy projects, including those opportunities that are part of our Sponsors’ development pipeline, could have a significant effect on our ability to grow” in the 2016 10-K.

Demand for Solar Energy

United States energy demand is increasing due to economic development and population growth. The U.S. Energy Information Administration’s August 2016 Annual Energy Outlook projects fossil fuels’ share of total energy in the United States to decline from 82% in 2015 to 77% in 2040, while renewable energy use is projected to grow from 9% in 2015 to 15% in 2040 in response to the Clean Power Plan, availability of federal tax credits for renewable electricity generation and capacity during the early years of the projection, and state renewable portfolio standard programs. With exposure to volatile fossil fuel costs, increasing concern about carbon emissions and a variety of other factors, customers are seeking alternatives to traditional sources of electricity generation. As a form of electricity generation that is not dependent on fossil fuels, does not produce greenhouse gas emissions and whose costs are falling, solar energy is well-positioned to continue to capture an increasing share of this new build capacity. We believe we are well-positioned to benefit from this increased demand for solar energy. However, the demand for solar energy could change at any time, especially as a result of a decline in commodity prices, including the price of natural gas, or a change in the federal, state, or local policies regulating natural gas, coal, oil and other fossil fuels, which could lower prices for fuel sources used to produce energy from other technologies and reduce the demand for solar energy. For more information about the risks associated with changing demand for solar energy, please read Part I, Item 1A. “Risk Factors—If solar energy technology is not suitable for widespread adoption at economically attractive rates of return, or if sufficient additional demand for solar power systems does not develop or takes longer to develop than we anticipate, our ability to acquire accretive projects may decrease” in the 2016 10-K.

Government Incentives

Our Portfolio benefits from certain federal, state and local incentives designed to promote the development and use of solar energy. These incentives include accelerated tax depreciation, ITCs, RPS programs and net metering policies. These incentives make the development of solar energy projects more competitive by providing tax credits and accelerated depreciation for a portion of the development and construction costs, decreasing the costs associated with developing and building such projects. In addition, these incentives create demand for renewable energy assets through RPS programs and the reduction or removal of these incentives may diminish the market for future solar energy offtake agreements and reduce the ability for solar developers to compete for future solar energy offtake agreements. A loss or reduction in such incentives could decrease the attractiveness of solar energy projects to developers, including our Sponsors, which could reduce our acquisition opportunities. For example, the ITC, a federal income tax credit for 30% of eligible basis, is scheduled to fall to 26% of eligible basis for solar projects that commence construction during 2020, 22% of eligible basis for solar projects that commence construction during 2021, and 10% of eligible basis for solar projects that commence construction during 2022 or thereafter or are placed into service on or after January 1, 2024.

The current administration’s proposed environmental and tax policies may create regulatory uncertainty in the clean energy sector, including the solar energy sector, and may lead to a reduction or removal of various clean energy programs and initiatives designed to curtail climate change.  For more information about the risks associated with these government incentives, please read Part I, Item 1A. “Risk Factors—Government regulations providing incentives and subsidies for solar energy could change at any time, including pursuant to the proposed environmental and tax policies of the current administration, and such changes may negatively impact our growth strategy” in the 2016 10-K.

The projects in our Portfolio are generally unaffected by the trends discussed above, given that all of the electricity to be generated by our projects are sold under fixed-price offtake agreements, which, as of February 28, 2017, have a weighted average remaining life of approximately 19.8 years. In addition, our near-term growth strategy is also largely insulated from the trends discussed above. We expect that most of our short-term growth will come from opportunities to acquire the ROFO Projects, all of which will have executed power sale agreements at the time of any acquisition by us.

Critical Accounting Policies & Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues, and expenses recorded in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. In addition to our most critical estimates discussed below, we also have other key accounting policies that are less subjective and, therefore, judgments involved in their application would not have a material impact on our reported results of operations. Please read Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies” of the 2016 10-K. There have been no significant changes to our critical accounting policies and estimates since November 30, 2016.

Results of Operations

	Three Months Ended
	(unaudited)
	February 28,	February 29,
	2017	2016
Revenues:
Operating revenues	$9,897	$7,102
Total revenues	9,897	7,102
Operating costs and expenses:
Cost of operations	2,222	1,266
Selling, general and administrative	1,902	1,636
Depreciation and accretion	6,763	4,626
Acquisition-related transaction costs	13	833
Total operating costs and expenses	10,900	8,361
Operating loss	(1,003)	(1,259)
Other expense (income):
Interest expense	5,495	2,873
Interest income	(271)	(285)
Other expense (income):	(834)	74
Total other expense, net	4,390	2,662
Loss before income taxes	(5,393)	(3,921)
Income tax provision	(533)	(3,537)
Equity in earnings of unconsolidated investees	606	405
Net loss	(5,320)	(7,053)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(6,181)	(12,361)
Net income attributable to 8point3 Energy Partners LP Class A shares	$861	$5,308

Three Months Ended February 28, 2017 Compared to Three Months Ended February 29, 2016

Revenues

	Three Months Ended
	(unaudited)
	February 28,	February 29,
(in thousands)	2017	2016
Operating revenues	$9,897	$7,102
Total revenues	$9,897	$7,102

Over 90% of our operating revenues for both the three months ended February 28, 2017 and February 29, 2016, were comprised of lease revenue from our utility-scale assets, C&I assets and Residential Portfolio. The Partnership’s only revenue streams not from the leasing of solar power systems are from the sale and delivery of SRECs to an unaffiliated party. All revenues for the periods presented were generated in the United States.

Residential systems are leased under lease agreements which are classified for accounting purposes either as sales-type leases or operating leases. As all the leases owned by the Predecessor were placed into service prior to fiscal 2015, all revenue related to the NPV of the minimum lease payments for sales-type leases has been recognized as of December 28, 2014. Accordingly, other than interest revenue, we had no sales-type lease revenue on our unaudited condensed consolidated financial statements for the three months ended February 28, 2017 and February 29, 2016.

For those residential leases classified as sales-type leases, the NPV of the minimum lease payments, net of executory costs, is recognized as revenue when the leased asset is placed in service. Executory costs represent estimated lease operation and maintenance costs, including insurance, to be paid by the lessor, including any profit thereon. This NPV is inclusive of certain fixed and determinable state or local rebates defined in the lease document as part of minimum lease payments. The difference between the net amount and the gross amount of a sales-type lease is amortized as revenue over the lease term using the interest method. Revenue from executory costs is recognized on a straight-line basis over the lease terms, almost all of which are 20 years.

For those residential leases classified as operating leases, revenue associated with renting the solar power system and related executory costs are recognized on a straight-line basis over the lease terms, almost all of which are 20 years. We do not record certain fixed and determinable state or local rebates. Previously, certain of these fixed and determinable state or local rebates defined in the lease document as part of minimum lease payments, were recorded as deferred revenue in the Predecessor’s balance sheets when the lease was placed in service and amortized to revenue on a straight-line basis over the lease term.

Total revenues increased by $2.8 million, or 39%, for the three months ended February 28, 2017 as compared to the three months ended February 29, 2016, due to (i) lease revenue generated from the Kingbird Project, the Hooper Project, the Macy’s Maryland Project, the Kern Phase 1(b) Assets and the Kern Phase 2(a) Assets, which were acquired subsequent to the first quarter of fiscal 2016, and (ii) revenue recognized under the SREC Sales Agreement.

Operating Costs and Expenses

	Three Months Ended
	(unaudited)
	February 28,	February 29,
(in thousands)	2017	2016
Cost of operations	$2,222	$1,266
Selling, general and administrative	1,902	1,636
Depreciation and accretion	6,763	4,626
Acquisition-related transaction costs	13	833
Total operating costs and expenses	$10,900	$8,361
Total operating costs and expenses as a percentage of revenues	110.1%	117.7%

Cost of Operations: Cost of operations primarily includes expenses related to O&M agreements and land lease expenses.  The increase of $1.0 million, or 76%, for the three months ended February 28, 2017 as compared to the three months ended February 29, 2016 is primarily driven by (i) increased expenses associated with operating the solar power systems due to the Kingbird Project, the Hooper Project, the Macy’s Maryland Project, the Kern Phase 1(b) Assets, and the Kern Phase 2(a) Assets, which were acquired subsequent to the first quarter of fiscal 2016, and (ii) costs associated with the sale and delivery of SRECs.

Selling, General and Administrative: SG&A expense primarily includes operating expenses such as audit, legal, insurance, independent board of directors services and fees under the AMAs and MSAs with our Sponsors. The increase of $0.3 million, or 16%, for the three months ended February 28, 2017 as compared to the three months ended February 29, 2016 was primarily driven by additional expenses associated with operating the solar power systems due to the acquisitions of the Kingbird Project, the Hooper Project, the Macy’s Maryland Project, the Kern Phase 1(b) Assets, and the Kern Phase 2(a) Assets subsequent to the first quarter of fiscal 2016.

Depreciation and Accretion: Depreciation expense reflects costs associated with depreciation of our solar power system assets that have been placed in service. The increase of $2.1 million, or 46%, for the three months ended February 28, 2017 as compared to the three months ended February 29, 2016 is primarily a result of the commencement of operations, and related depreciation, of the Kingbird Project, the Hooper Project, the Macy’s Maryland Project, the Kern Phase 1(b) Asset, and the Kern Phase 2(a) Assets subsequent to the first quarter of fiscal 2016.

Acquisition-related Transaction Costs: Acquisition-related transactions costs represent legal and consulting fees incurred in connection with the acquisitions. The decrease of $0.8 million, or 98%, for the three months ended February 28, 2017 as compared to the three months ended February 29, 2016 is primarily a result of the execution of the Kern Purchase Agreement and the Kern Phase 1(a) Acquisition which occurred in January 2016. Transaction costs associated with acquiring the Kern Project Entity were primarily incurred by the Partnership in connection with the initial phase of the acquisition.

Other Expense, net

	Three Months Ended
	(unaudited)
	February 28,	February 29,
(in thousands)	2017	2016
Interest expense	$5,495	$2,873
Interest income	(271)	(285)
Other expense (income)	(834)	74
Total other expense, net	$4,390	$2,662
Total other expense, net as a percentage of revenues	44.4%	37.5%

Interest Expense:

Cash interest expense for the three months ended February 28, 2017 relates to fees associated with outstanding borrowings under OpCo’s senior secured credit facility and the Stateline Promissory Note. Cash interest expense for the three months ended February 29, 2016 relates to fees associated with outstanding borrowings under OpCo’s senior secured credit. Non-cash interest expense for the three months ended February 28, 2017 and February 29, 2016 relates to debt issuance costs associated with OpCo’s senior secured credit facility. Please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 7— Debt and Financing Obligations” for rates and borrowing activity. The interest incurred related to our projects that are under construction is not reflected as an expense in the unaudited condensed consolidated statements of operations, as it is capitalized to construction-in-progress until the solar power system is ready for its intended use.

Interest expense for the three months ended February 28, 2017 included $0.2 million of non-cash interest expense and $5.3 million of cash interest expense, compared to total interest expense for the three months ended February 29, 2016 which included $0.1 million of non-cash interest expense and $2.8 million of cash interest expense. The non-cash interest expense increase of $0.1 million for the three months ended February 28, 2017 as compared to the three months ended February 29, 2016 was primarily driven by the debt issuance costs associated with the additional drawdowns of our $250.0 million incremental term loan facility and $200.0 million revolving credit facility. The cash interest expense increase of $2.5 million, or 89%, for the three months ended February 28, 2017 as compared to the three months ended February 29, 2016 was primarily driven by the fees associated with additional drawdowns under the $250.0 million incremental term loan facility and $200.0 million revolving credit facility, and the Stateline Promissory Note issued on December 1, 2016.

Interest Income:  Interest income represents the accrued interest on reimbursable network upgrade costs related to the Quinto Project and the Kingbird Project. These costs plus accrued interest are reimbursable by the applicable utility company over five years when the project achieves commercial operation. Interest income was $0.3 million for both the three months ended February 28, 2017 and February 29, 2016.

Other Expense (income):  Other expense (income) for the three months ended February 28, 2017 relates to (i) a $0.7 million unrealized gain related to the mark-to-market valuation adjustment of interest rate swaps associated with our term loan facility, and (ii) $0.1 million of payments received under the Partnership’s O&M agreement with First Solar associated with performance of certain projects.  Other expense (income) for the three months ended February 29, 2016 relates to a $0.1 million unrealized loss related to the mark-to-market valuation adjustment of interest rate swaps associated with our term loan facility. We enter into interest rate swap agreements to economically hedge the cash flows on our term loan facility. The changes in fair value are recorded in other expense (income), net in the unaudited condensed consolidated statement of operations as these hedges are not accounted for under hedge accounting.

Income Tax Provision

	Three Months Ended
	(unaudited)
	February 28,	February 29,
(in thousands)	2017	2016
Income tax provision	$533	$3,537
Income tax provision as a percentage of revenues	5.4%	49.8%

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

Our income tax provision primarily represents deferred federal and state taxes on the net income of OpCo, a non-taxable partnership, that is allocated to the Partnership (exclusive of income tax but after noncontrolling interest). The decrease in income tax provision as a percentage of revenues for the three months ended February 28, 2017 of 5.4% compared to 49.8% for the three months ended February 29, 2016 is the result of (i) an increase in equity in earnings of unconsolidated affiliates, and (ii) higher losses before income taxes for the three months ended February 28, 2017 of $5.4 million compared to losses before income taxes of $3.9 million for the three months ended February 29, 2016.

Equity in Earnings of Unconsolidated Investees

	Three Months Ended
	(unaudited)
	February 28,	February 29,
(in thousands)	2017	2016
Equity in earnings of unconsolidated investees	$606	$405
Equity in earnings of unconsolidated investees as a percentage of revenues	6.1%	5.7%

Equity in earnings of unconsolidated investees represents our proportionate share of the earnings and losses from our minority membership interests accounted for as equity method investments, including SG2 Holdings, North Star Holdings, Lost Hills Blackwell Holdings, Henrietta Holdings and Stateline Holdings. We own a 49% ownership interest in each of SG2 Holdings, North Star Holdings, Lost Hills Blackwell Holdings and Henrietta Holdings, and a 34% ownership interest in Stateline Holdings. Henrietta Holdings and Stateline Holdings were acquired subsequent to the first quarter of fiscal 2016.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended
	(unaudited)
	February 28,	February 29,
(in thousands)	2017	2016
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(6,181)	$(12,361)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests as a percentage of net revenues	(62.5)%	(174.0)%

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

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the three months ended February 28, 2017 included a net loss of $8.8 million attributable to noncontrolling interests and redeemable noncontrolling interests related to our tax equity financing facilities with third-party investors under which the parties invest in entities that hold the solar power systems, partially offset by net income of $2.6 million attributable to our Sponsors as a result of their economic ownership in OpCo. Net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the three months ended February 29, 2016 included a net loss of $34.9 million attributable to noncontrolling interests and redeemable noncontrolling interests related to our tax equity financing facilities with third-party investors under which the parties invest in entities that hold the solar power systems, partially offset by net income of $22.6 million attributable to our Sponsors as a result of their economic ownership in OpCo.

Cash Flows

Three Months Ended February 28, 2017 Compared to Three Months Ended February 29, 2016

A summary of the sources and uses of cash and cash equivalents is as follows:

	Three Months Ended
	(unaudited)
	February 28,	February 29,
(in thousands)	2017	2016
Net cash provided by operating activities	$9,464	$2,898
Net cash provided by (used in) investing activities	(287,914)	38
Net cash provided by financing activities	271,199	5,148

Operating Activities

Net cash provided by operating activities for three months ended February 28, 2017 was $9.5 million and was primarily the result of: (i) $1.1 million in cash distributions received from equity method investees that were classified in operating activities as returns on the investments; (ii) adjustment for non-cash charges of $7.7 million, including $6.9 million depreciation of operating lease assets and solar power systems, a $0.6 million charge for deferred income taxes, a $0.2 million charge for amortization of debt issuance costs, and $0.1 million of share-based compensation; (iii) a $5.6 million decrease in prepaid expenses and other current assets; (iv) a $1.5 million increase in accounts payable and other accrued liabilities; and (v) a $0.5 million decrease in accounts receivable and financing receivable, net. This was partially offset by: (i) a net loss of $5.3 million; (ii) a $0.3 million decrease in deferred revenue on operating leases; and (iii) adjustments for non-cash income of $1.3 million, including $0.6 million equity in earnings of unconsolidated investees and $0.7 million mark-to-market gain on interest rate swaps.

Net cash provided by operating activities for three months ended February 29, 2016 was $2.9 million and was primarily the result of: (i) adjustment for non-cash charges of $8.6 million, including $4.6 million depreciation of operating lease assets and solar power systems, a $3.5 million charge for deferred income taxes, a $0.2 million charge for amortization of debt issuance costs, a $0.1 million change in allowance for doubtful accounts associated with financing receivables, a $0.1 million of share-based compensation, and a $0.1 million mark-to-market loss on cash flow hedges; (ii) $2.7 million of cash distributions received for equity method investees that was classified in operating activities; and (iii) a $0.6 million increase in accounts payable and other accrued liabilities. This was partially offset by: (i) a net loss of $7.1 million; (ii) a $0.5 million increase in accounts receivable and short-term financing receivables, net; (iii) a $0.6 million increase in prepaid expenses and other current assets; (iv) a $0.4 million adjustment for equity in earnings of unconsolidated investees; and (v) a $0.3 million decrease in deferred revenue on operating leases.

Investing Activities

Net cash used in investing activities for the three months ended February 28, 2017 was $287.9 and was primarily the result of: (i) $304.4 million net cash paid for the acquisitions of the Stateline Project, the Kern Phase 1(a) Assets, the Kern Phase 2(a) Assets, the Kern Phase 2(b) Assets, and the Macy’s Maryland Project, and (ii) capital expenditures of $0.1 million, which were due to the purchases of property and equipment. These outflows were offset by $16.6 million in distributions from unconsolidated investees classified in investing activities as returns of the investments.

Net cash provided by investing activities for the three months ended February 29, 2016 was $38,000 and was primarily the result of: (i) $3.6 million of cash distributions from unconsolidated investees, and (ii) $1.3 million of cash provided by purchases of property and equipment, net, which consists of $1.0 million in collections of test energy billings and $0.3 million received in state and local rebates associated with certain solar power systems. These inflows were offset by capital expenditures of $4.9 million, which were due to the purchases of property and equipment associated with the Kern Phase 1(a) Acquisition in January 2016.

Financing Activities

Net cash provided by financing activities for the three months ended February 28, 2017 was $271.2 million due to: (i) a $250.0 million draw down under the incremental term loan facility in connection with the Stateline Acquisition; (ii) a $20.0 million and $6.0 million draw down under the revolving credit facility in connection with the Stateline Acquisition and the Kern Phase 2(b) Acquisition, respectively; and (iii) $18.7 million of cash contributions from tax equity investors. These cash inflows were partially offset by: (i) $12.7 million of cash distributions to our Sponsors as OpCo’s common and subordinated unitholders; (ii) $7.0 million of cash distributions to our Class A shareholders; (iii) the repayment of the $2.0 million Short-term Note to First Solar; and (iv) $1.9 million of cash distributions to tax equity investors.

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

Liquidity and Capital Resources

Our liquidity as of February 28, 2017 was $63.1 million, consisting of $7.0 million cash on hand and $56.1 million of available capacity under our five-year revolving credit facility.

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

Term Loans, Delayed Draw Term Loan, Revolving Credit Facility and Stateline Promissory Note

On June 5, 2015, OpCo entered into a $525.0 million credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility and a $200.0 million revolving credit facility. OpCo borrowed $300.0 million under the term loan facility on June 5, 2015, which indebtedness will mature on June 5, 2020, at which point all amounts outstanding under the $525.0 million credit facility will become due and payable. There will be no principal amortization over the term of the credit facility. The discount and incremental debt issuance costs associated with these borrowings were $3.1 million, which included $1.7 million of debt issuance costs paid with a portion of the proceeds and $1.4 million related to a reclassification of capitalized issuance costs on the Predecessor’s historical financial statements, and were reported as a direct deduction from the face amount of the note. The Partnership used the net proceeds of the term loan facility to pay distributions of $129.4 million and $168.9 million to First Solar and SunPower, respectively. On March 30, 2016, in connection with the Kingbird Acquisition and the Hooper Acquisition, OpCo drew down $40.0 million from its revolving credit facility and $25.0 million from its delayed draw term loan facility. On September 29, 2016, in connection with the Henrietta Acquisition, OpCo drew down $23.0 million from its revolving credit facility. On September 30, 2016, OpCo entered into the Joinder Agreement under its existing senior secured credit facility, pursuant to which OpCo obtained a new $250.0 million incremental term loan facility, increasing the maximum borrowing capacity under the credit facility to $775.0 million. On December 1, 2016, in connection with the Stateline Acquisition, OpCo drew down $250.0 million under the incremental term loan facility and $20.0 million under the revolving credit facility. On February 24, 2017 in connection with the Kern Phase 2(b) Acquisition, OpCo drew down $6.0 million under the revolving credit facility. OpCo also issued the Stateline Promissory Note to First Solar in the principal amount of $50.0 million. The Stateline Promissory Note is unsecured and matures on the date that is six months after the maturity date under OpCo’s credit facility. Interest will accrue at a rate of four percent 4% per annum, except it will accrue at a rate of six percent 6% per annum (i) upon the occurrence and during the continuation of a specified event of default and (ii) in respect of amounts accrued as payments-in-kind pursuant to the terms of the note.

As of February 28, 2017, OpCo had outstanding borrowings of the $300.0 million under the term loan facility, $250.0 million under the incremental term loan facility, $25.0 million under the delayed draw term loan facility, $89.0 million under the revolving credit facility, approximately $54.9 million of letters of credit outstanding under the revolving credit facility, and $50.0 million Stateline Promissory Note. The remaining portion of the revolving credit facility is undrawn as of February 28, 2017.

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

On April 5, 2017, First Solar notified our general partner’s board of directors of its intention to explore alternatives related to its interests in the Partnership.  Following such announcement, SunPower also notified our general partner’s board of directors that it is exploring alternatives related to its interests in the Partnership, including but not limited to seeking a potential new partner in the Partnership.  Although our Sponsors have publicly announced their current intentions, there is no assurance that either or both of our Sponsors will pursue or effect any particular alternative.

In addition, the credit facility contains customary non-financial covenants and certain restrictions that will limit the Partnership’s, OpCo’s and certain of the Partnership’s and its domestic subsidiaries’ ability to, among other things, incur or guarantee additional debt and to make distributions on or redeem or repurchase OpCo common units. The Joinder Agreement amended OpCo’s credit facility to permit OpCo to incur up to $50.0 million in subordinated indebtedness from First Solar or its affiliate to pay a portion of the purchase price for the Stateline Project. As of February 28, 2017, the Partnership was in compliance with its debt covenants.

ATM Program

On January 30, 2017, the Partnership established the ATM Program under which the Partnership may sell its Class A shares from time to time through the ATM Agents up to an aggregate sales price of $125.0 million.  The Partnership may also sell its Class A shares to any ATM Agent, as principal for its own account, at a price agreed upon at the time of the sale.  The Partnership will use the net proceeds from sales under the ATM Program to purchase a number of common units in OpCo equal to the number of Class A shares issued under the ATM Program. OpCo may use the proceeds for general corporate purposes, which may include, among other things, repaying borrowings under the Stateline Promissory Note and OpCo’s credit facilities, and funding working capital or acquisitions. No shares were issued under the ATM Program during the quarter ended February 28, 2017.

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

Contractual Obligations

The following table summarizes our contractual obligations as of February 28, 2017:

		Payments Due by Period
(in thousands)	Total	2017 (remaining nine months)	2018-2019	2020-2021	Beyond 2021
Land use commitments (1)	$63,659	$871	$3,015	$3,524	$56,249
Term loan (2)	328,747	6,623	17,281	304,843	—
Incremental term loan (3)	273,384	5,310	14,096	253,978	—
Delayed draw term loan facility (4)	27,339	531	1,410	25,398	—
Revolving credit facility (4)	97,324	1,890	5,018	90,416	—
Stateline Promissory Note (5)	57,652	3,651	8,395	45,606	—
Total contractual obligations	848,105	18,876	49,215	723,765	56,249

(1)

Land use commitments primarily relate to a non-cancellable operating lease for the Quinto Project and two operating leases for the Kingbird Project, and are equal to the minimum lease and easement payments to landowners for the right to use the land upon which solar power systems are located.

(2)

Includes $300.0 million of borrowings outstanding under the term loan facility entered into by OpCo on June 5, 2015 (in connection with our IPO) which will mature on or about June 5, 2020, at which point all amounts outstanding under the term loan facility will become due. From August 31, 2016 to August 31, 2018, which is the term of the interest rate swap, the interest payments are estimated based on the fixed swap interest rate of 0.85% plus the 2% margin for the notional amount of $250.0 million. From January 7, 2017 to August 31, 2018, which is the term of the interest rate swap, the interest payments are estimated based on the fixed swap interest rate of 1.16% plus the 2% margin for the notional amount of $40.0 million. The interest payments for the remaining $10.0 million notional amount through the maturity date, and the full amount outstanding thereafter, are estimated based on the floating cash interest rate of approximately 2.78% per annum effective as of February 28, 2017.

(3)

Includes $250.0 million of borrowings outstanding under the incremental term loan facility entered into by OpCo on September 30, 2016 (in connection with the Joinder Agreement under its existing senior secured credit facility) which will mature on or about June 5, 2020, at which point all amounts outstanding under the incremental term loan facility will become due. The interest payments for the $250.0 million notional amount through the maturity date, and the full amount outstanding thereafter, are estimated based on the floating cash interest rate of approximately 2.78% per annum effective as of February 28, 2017.

(4)

Includes $25.0 million of borrowings outstanding under the delayed draw term loan facility and $89.0 million of borrowings outstanding under the revolving credit facility entered into by OpCo on June 5, 2015, which will mature on or about June 5, 2020, at which point all amounts outstanding under the delayed draw term loan facility and the revolving credit facility will become due. The interest payments for the $114.0 million notional amount through the maturity date, and the full amount outstanding thereafter, are estimated based on the floating cash interest rate of approximately 2.78% per annum effective as of February 28, 2017.

(5)

Includes $50.0 million of borrowings outstanding under the Stateline Promissory Note by OpCo to First Solar on December 1, 2016 which will mature on December 5, 2020. Interest payments are estimated based a rate of 4% per annum.

Off-Balance-Sheet Arrangements

As of February 28, 2017, we did not have any significant off-balance-sheet arrangements.

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

Credit Risk

Credit risk relates to the risk of loss resulting from non-performance or non-payment by offtake counterparties under the terms of their contractual obligations, thereby impacting the amount and timing of expected cash flows. We monitor and manage credit risk through credit policies that include the use of credit mitigation measures such as having a diversified portfolio of offtake counterparties. However, there are a limited number of offtake counterparties under our offtake agreements, which offtake counterparties are entities engaged in the energy industry, and this concentration may impact the overall exposure to credit risk, either positively or negatively, in that the offtake counterparties may be similarly affected by changes in economic, industry or other conditions. If any of these offtake agreement customers’ receivable balances in the future should be deemed uncollectible, it could have a material adverse effect on our forecasted cash flows. As of February 28, 2017 and November 30, 2016, two offtake counterparties were placed on CreditWatch by Standard & Poor’s Ratings Services, increasing our credit risk associated with these customers. Please read Part II, Item 1A. “Risk Factors—We rely on a limited number of offtake counterparties and we are exposed to the risk that they are unwilling or unable to fulfill their contractual obligations to us or that they otherwise terminate their offtake agreements with us” and Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Related Parties—Maryland Solar Lease Arrangement.”

Credit risk under the residential lease program is limited because customers are required to have a minimum FICO credit score at the time of initial contract, the existing customer base is of high credit quality with an average FICO credit score of 765 at the time of initial contract, the program has a large number of customers with small account balances for each, and the customers are diversified geographically within the United States. As of February 28, 2017, we do not believe we had significant credit risk under the residential lease program.

Credit risk also relates to the risk of loss resulting from non-performance or non-payment by our Sponsors under the terms of their contractual obligations, including indemnity, reimbursement and other payment obligations under the Omnibus Agreement, thereby impacting the amount and timing of expected cash flows. Our ability to mitigate such risk with respect to the Sponsors is limited. Please read Part I, Item 1A. “Risk Factors—Risks Related to Our Business—We are exposed to the credit risk of our Sponsors, and any deterioration of our Sponsors’ creditworthiness could adversely affect our business, our credit ratings and our overall risk profile” in the 2016 10-K.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of February 28, 2017, the outstanding principal balance of our variable interest borrowings was $664.0 million, of which $374.0 million is unhedged.  An immediate 10% increase in interest rates would have an increase of approximately $1.0 million of annualized interest expenses on our unaudited condensed consolidated financial statements. This increase was mitigated by interest rate swaps that we entered into on August 31, 2016 and January 5, 2017 in connection with our term loan facility, which covered $250.0 million and $40.0 million, respectively, of the $664.0 million outstanding principal balance. As of February 28, 2017, our investment portfolio consisted of 100% in demand deposits.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 28, 2017 at a reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under Part I, Item 1A. “Risk Factors” of the 2016 10-K. Additional risks and uncertainties not currently known to the Partnership, or that are currently deemed to be immaterial, also may materially adversely affect the Partnership’s business, financial condition, results of operations, cash available for distribution and prospects.

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

For example, FirstEnergy, our offtake counterparty with respect to the Maryland Solar Project, had its credit rating downgraded multiple times in 2016. As of January 23, 2017, the credit rating of FirstEnergy was Caa1 and CCC+ by Moody’s Investors Service and Standard & Poor’s Ratings Services, respectively, both of which are significantly below investment grade. In addition, Standard & Poor’s Ratings Services placed FirstEnergy on CreditWatch with negative implications, based on a $1.51 billion pretax impairment charge that the company’s competitive business will incur from the deactivation of several coal units. In November 2016, FirstEnergy

Corp., the parent of FirstEnergy, announced a strategic review of its competitive business, pursuant to which the company would seek to move away from competitive markets. In addition, Standard & Poor’s Ratings Services also placed another of our offtake counterparties, Macy’s, on CreditWatch in January 2016 and on CreditWatch negative on January 5, 2017. FirstEnergy’s annual report on Form 10-K for the year ended December 31, 2016 reported a substantial uncertainty as to their ability to continue as a going concern. While their credit rating has not subsequently been downgraded, they remain on Standard & Poor’s Ratings Services under CreditWatch. As of February 28, 2017, FirstEnergy is current with respect to the payments due under the PPA for the Maryland Solar Project.

As further described Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence—Agreements with our Sponsors—Maryland Solar Lease Arrangement” in the 2016 10-K, the Maryland Solar Project Entity has leased the Maryland Solar Project to an affiliate of First Solar, with the lease term expiring on December 31, 2019. Under the arrangement, First Solar’s affiliate is obligated to pay a fixed amount of rent that is set based on the expected operations of the plant. Such lease agreement will terminate upon any termination of the PPA for the Maryland Solar Project or the site ground lease.  Pursuant to the PPA for the Maryland Solar Project, a FirstEnergy bankruptcy would be an event of default under the PPA, permitting (subject to applicable law) the termination of the PPA. Upon any such early termination of the lease agreement, First Solar’s affiliate is obligated to return the facility in its then-current condition and location to us, without any warranties, and no rent shall thereafter be payable by such First Solar affiliate. In the event that the PPA was terminated and First Solar were to subsequently terminate the Maryland Solar Lease Agreement, the Maryland Solar Project would have no agreement through which to sell the energy that it produces, which equates to approximately $8.0 million in annual revenue. We would attempt to replace the PPA with a similar offtake agreement with similar terms; however, we may not be able to find a replacement offtake agreement in a timely manner or at all and the terms of any replacement agreement may be less favorable to us than the terminated PPA.

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

2.1

Third Amendment to Purchase, Sale and Contribution Agreement dated February 24, 2017, by and between SunPower Corporation and 8point3 Operating Company, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2017).

10.1*

Amendment No. 2 to Management Services Agreement dated January 20, 2017, by and among 8point3 Operating Company, LLC, 8point3 Energy Partners LP, 8point3 General Partner, LLC, 8point3 Holding Company, LLC and SunPower Capital Services, LLC.

10.2

Second Amendment and Waiver to the Right of First Offer Agreement dated February 13, 2017, by and between 8point3 Operating Company, LLC and SunPower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2017).

10.3

Amendment No. 5 to Amended and Restated Omnibus Agreement dated December 1, 2016, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3

Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2016).

10.4

Amendment No. 6 to Amended and Restated Omnibus Agreement dated February 24, 2017, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2017).

10.5

Promissory Note dated December 1, 2016 (incorporated by reference to Exhibit 10. 3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2016).

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

8point3 Energy Partners LP

	By:	8point3 General Partner, LLC
its general partner

Date: April 5, 2017	By:	/s/ BRYAN SCHUMAKER
Bryan Schumaker
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

2.1

Third Amendment to Purchase, Sale and Contribution Agreement dated February 24, 2017, by and between SunPower Corporation and 8point3 Operating Company, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2017).

10.1*

Amendment No. 2 to Management Services Agreement dated January 20, 2017, by and among 8point3 Operating Company, LLC, 8point3 Energy Partners LP, 8point3 General Partner, LLC, 8point3 Holding Company, LLC and SunPower Capital Services, LLC.

10.2

Second Amendment and Waiver to the Right of First Offer Agreement dated February 13, 2017, by and between 8point3 Operating Company, LLC and SunPower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2017).

10.3

Amendment No. 5 to Amended and Restated Omnibus Agreement dated December 1, 2016, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3

Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2016).

10.4

Amendment No. 6 to Amended and Restated Omnibus Agreement dated February 24, 2017, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2017).

10.5

Promissory Note dated December 1, 2016 (incorporated by reference to Exhibit 10. 3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2016).

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