Form 10-Q
period 2017-05-31
8point3 Energy Partners LP
filed 2017-06-29
CIK 1635581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________

FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 001-37447
__________________________________________________
8point3 Energy Partners LP
(Exact Name of Registrant as Specified in its Charter)
__________________________________________________

Delaware	47-3298142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
77 Rio Robles San Jose, California	95134
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (408) 240-5500
_______________________________________________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Small reporting company ☐	Emerging growth company ☒
(Do not check if a small reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
As of June 26, 2017, the registrant had outstanding 28,081,032 Class A shares representing limited partner interests and 51,000,000 Class B shares representing limited partner interests.

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

“First Solar ROFO Agreement” refers to the Right of First Offer Agreement, dated as of June 24, 2015, as amended, by and between OpCo and First Solar.

“First Solar ROFO Projects” refers to, collectively, the projects set forth in the chart in Part I, Item 1 of the 2016 10-K, under the heading “Business—Our Portfolio—ROFO Projects” with First Solar listed as the “Developing Sponsor” and as to which we have a right of first offer under the First Solar ROFO Agreement should First Solar decide to sell them (but excluding (a) the Stateline Project, which we acquired on December 1, 2016, as further described in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 3—Investment in Unconsolidated Affiliates," (b) First Solar’s indirect interest in the Switch Station project, as further described in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Related Parties,” (c) First Solar’s indirect interest in the Cuyama project, as further described in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed

Consolidated Financial Statements—Note 12—Related Parties,” and (d) First Solar’s indirect interest in the California Flats project, as further described in Part I, Item 1.“Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Related Parties”.

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

“Kern Class B Partnership” refers to SunPower Commercial II Class B, LLC.

“Kern Letter Agreement” refers to that certain letter agreement, dated June 9, 2017, by and between OpCo and SunPower in connection with the closing of the fifth phase of the Kern Project. Please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 2—Business Combinations” for further details.

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

“Kern Phase 2(c) Assets” refers to the assets comprising the fifth phase of the Kern Project, with a nameplate capacity of up to approximately 2 MW.

“Kern Remaining Assets” refers to the assets of the Kern Project which have not yet been acquired by the Partnership, the acquisition of which is contingent upon the satisfaction of certain conditions precedent set forth in the Kern Letter Agreement, with a nameplate capacity of up to approximately 3 MW.

“Kern Project” refers to the solar energy project located in Kern County, California, that is held by the Kern Project Entity and has an aggregate nameplate capacity of up to approximately 21 MW. OpCo’s acquisition of the Kern Project is being effectuated in phases, with the closing for the Kern Phase 1(a) Assets having occurred on January 26, 2016 (the “Kern Phase 1(a) Acquisition”), the closing for the Kern Phase 1(b) Assets having occurred on September 9, 2016 (the “Kern Phase 1(b) Acquisition”), the closing for the Kern Phase 2(a) Assets having occurred on November 30, 2016 (the “Kern Phase 2(a) Acquisition”), the closing for the Kern Phase 2(b) Assets having occurred on February 24, 2017 (the “Kern Phase 2(b) Acquisition”), the closing for the Kern Phase 2(c) Assets having occurred on June 9, 2017 (the “Kern Phase 2(c) Acquisition”), and, in the event that the conditions precedent set forth in the Kern Letter Agreement are met, the closing for the Kern Remaining Assets at a future closing date on or prior to September 30, 2017.

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

“Macy’s California Project Entities” refers to, collectively, Solar Star California XXX, LLC and Solar Star California XXX (2), LLC.

“Macy’s Maryland Project” refers to the solar energy project which holds roof-mounted solar photovoltaic systems with an aggregate system size of approximately 5 MW, which was installed at certain Macy’s department stores in Maryland and is held by the Macy’s Maryland Project Entity.

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

“PG&E” refers to Pacific Gas and Electric Company.

“Portfolio” refers to, collectively, our portfolio of solar energy projects as of May 31, 2017, which consists of the Henrietta Project, the Hooper Project, the Kern Phase 1(a) Assets, the Kern Phase 1(b) Assets, the Kern Phase 2(a) Assets, the Kern Phase 2(b) Assets, the Kingbird Project, the Lost Hills Blackwell Project, the Macy’s California Project, the Macy’s Maryland Project, the Maryland Solar Project, the North Star Project, the Quinto Project, the Solar Gen 2 Project, the Stateline Project, the RPU Project, the UC Davis Project and the Residential Portfolio.

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

“Quinto Project Entity” refers to Solar Star California XIII, LLC.

“Residential Portfolio” refers to the approximately 5,800 solar installations located at homes in Arizona, California, Colorado, Hawaii, Massachusetts, New Jersey, New York, Pennsylvania and Vermont, that is held by the Residential Portfolio Project Entity and has an aggregate nameplate capacity of 39 MW.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

8point3 Energy Partners LP
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	May 31, 2017	November 30, 2016
Assets
Current assets:
Cash and cash equivalents	$10,633	$14,261
Accounts receivable and short-term financing receivables, net	8,591	5,401
Prepaid and other current assets[1]	9,574	15,745
Total current assets	28,798	35,407
Property and equipment, net	719,372	720,132
Long-term financing receivables, net	78,455	80,014
Investments in unconsolidated affiliates	785,832	475,078
Other long-term assets	23,778	24,432
Total assets	$1,636,235	$1,335,063
Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities[1]	$9,251	$23,771
Short-term debt and financing obligations[1]	2,209	1,964
Deferred revenue, current portion	941	870
Total current liabilities	12,401	26,605
Long-term debt and financing obligations[1]	716,723	384,436
Deferred revenue, net of current portion	172	308
Deferred tax liabilities	33,579	30,733
Asset retirement obligations	14,319	13,448
Other long-term liabilities	1,692	—
Total liabilities	778,886	455,530
Redeemable noncontrolling interests	17,346	17,624
Commitments and contingencies (Note 5)
Equity:
Class A shares, 28,081,032 and 28,072,680 issued and outstanding as of May 31, 2017 and November 30, 2016, respectively	249,250	249,138
Class B shares, 51,000,000 issued and outstanding as of May 31, 2017 and November 30, 2016	—	—
Accumulated earnings	12,494	22,440
Total shareholders' equity attributable to 8point3 Energy Partners LP	261,744	271,578
Noncontrolling interests	578,259	590,331
Total equity	840,003	861,909
Total liabilities and equity	$1,636,235	$1,335,063

1
The Partnership has related-party balances for transactions made with the Sponsors and tax equity investors. Related-party balances recorded within “Prepaid and other current assets” in the unaudited condensed consolidated balance sheets were $0.8 million and $0.9 million as of May 31, 2017 and November 30, 2016, respectively. Related-party balances recorded within “Accounts payable and other current liabilities” in the unaudited condensed consolidated balance sheets were $6.3 million and $19.7 million due to Sponsors as of May 31, 2017 and November 30, 2016, respectively, and $0.8 million and $1.0 million due to tax equity investors as of May 31, 2017 and November 30, 2016, respectively. Related-party balances recorded within “Short-term debt and financing obligations” and “Long-term debt and financing obligations” in the unaudited condensed consolidated balance sheets were $2.2 million and $47.8 million, respectively, as of May 31, 2017, and $2.0 million and zero, respectively, as of November 30, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Revenues:
Operating revenues[1]	$16,678	$13,517	$26,575	$20,619
Total revenues	16,678	13,517	26,575	20,619
Operating costs and expenses[1]:
Cost of operations	2,110	1,759	4,332	3,025
Selling, general and administrative	1,942	1,656	3,844	3,292
Depreciation and accretion	6,892	5,388	13,655	10,014
Acquisition-related transaction costs	18	829	31	1,662
Total operating costs and expenses	10,962	9,632	21,862	17,993
Operating income	5,716	3,885	4,713	2,626
Other expense (income):
Interest expense	5,874	3,051	11,369	5,924
Interest income	(294)	(328)	(565)	(613)
Other expense (income)	37	(334)	(797)	(260)
Total other expense, net	5,617	2,389	10,007	5,051
Income (loss) before income taxes and equity in earnings of unconsolidated investees	99	1,496	(5,294)	(2,425)
Income tax provision	(2,315)	(6,681)	(2,848)	(10,218)
Equity in earnings of unconsolidated investees	9,359	5,024	9,965	5,429
Net income (loss)	7,143	(161)	1,823	(7,214)
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	3,757	(10,183)	(2,424)	(22,544)
Net income attributable to 8point3 Energy Partners LP Class A shares	$3,386	$10,022	$4,247	$15,330
Net income per Class A share:
Basic	$0.12	$0.50	$0.15	$0.77
Diluted	$0.12	$0.50	$0.15	$0.77
Distributions per Class A share:	$0.26	$0.22	$0.51	$0.44
Weighted average number of Class A shares:
Basic	28,077	20,011	28,075	20,009
Diluted	43,577	35,511	43,575	35,509

1
The Partnership has related-party activities for transactions made with the Sponsors. Related party transactions recorded within “Operating revenues” in the unaudited condensed consolidated statement of operations were $1.3 million for each of the three months ended May 31, 2017 and May 31, 2016, and $2.6 million for each of the six months ended May 31, 2017 and May 31, 2016. Related party transactions recorded within “Operating costs and expenses” in the unaudited condensed consolidated statement of operations were $2.2 million and $1.7 million for the three months ended May 31, 2017 and May 31, 2016, respectively, and $4.2 million and $3.1 million for the six months ended May 31, 2017 and May 31, 2016, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP
Condensed Consolidated Statements of Redeemable Noncontrolling Interests and Equity
(In thousands, except share data)
(Unaudited)

	Redeemable						Total
	Noncontrolling	Class A Shares		Class B Shares		Accumulated	Shareholders'	Noncontrolling	Total
	Interests	Shares	Amount	Shares	Amount	Earnings	Equity	Interest	Equity
Balance as of November 30, 2015	$89,747	20,007,281	$392,748	51,000,000	$—	$15,580	$408,328	$194,058	$602,386
Noncontrolling interests obtained through acquisition	—	—	—	—	—	—	—	40,128	40,128
Cash and accrued distributions to noncontrolling interests - tax equity investors	(3,580)	—	—	—	—	—	—	(3,574)	(3,574)
Issuance of Class A shares, net of issuance costs	—	8,050,000	113,325	—	—	—	113,325	—	113,325
Reclassification of noncontrolling interests due to issuance of Class A shares	—	—	(257,159)	—	—	—	(257,159)	257,159	—
Share-based compensation	—	15,399	224	—	—	—	224	—	224
Contributions from SunPower	—	—	—	—	—	—	—	9,973	9,973
Contributions from tax equity investors	—	—	—	—	—	—	—	50,507	50,507
Cash distributions to Class A shareholders	—	—	—	—	—	(20,241)	(20,241)	—	(20,241)
Cash distributions to Sponsors as OpCo unitholders	—	—	—	—	—	—	—	(12,271)	(12,271)
Net income (loss)	(68,543)	—	—	—	—	27,101	27,101	54,351	81,452
Balance as of November 30, 2016	$17,624	28,072,680	$249,138	51,000,000	$—	$22,440	$271,578	$590,331	$861,909
Noncontrolling interests obtained through acquisition	—	—	—	—	—	—	—	1,078	1,078
Cash and accrued distributions to noncontrolling interests - tax equity investors	(1,781)	—	—	—	—	—	—	(2,192)	(2,192)
Share-based compensation	—	8,352	112	—	—	—	112	—	112
Contributions from tax equity investors	—	—	—	—	—	—	—	18,750	18,750
Cash distributions to Class A shareholders	—	—	—	—	—	(14,193)	(14,193)	—	(14,193)
Cash distributions to Sponsors as OpCo unitholders	—	—	—	—	—	—	—	(25,781)	(25,781)
Net income (loss)	1,503	—	—	—	—	4,247	4,247	(3,927)	320
Balance as of May 31, 2017	$17,346	28,081,032	$249,250	51,000,000	$—	$12,494	$261,744	$578,259	$840,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	May 31, 2017	May 31, 2016
Cash flows from operating activities:
Net income (loss)	$1,823	$(7,214)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	13,871	10,014
Unrealized gain on interest rate swap	(633)	(251)
Distributions from unconsolidated investees	9,965	7,718
Equity in earnings of unconsolidated investees	(9,965)	(5,429)
Deferred income taxes	2,846	10,218
Share-based compensation	112	112
Amortization of debt issuance costs	487	306
Other, net	(62)	166
Changes in operating assets and liabilities:
Accounts receivable and financing receivable, net	(1,559)	(2,432)
Prepaid and other assets	7,104	(464)
Deferred revenue	(59)	(68)
Accounts payable and other liabilities	1,050	951
Net cash provided by operating activities	24,980	13,627
Cash flows from investing activities:
Cash provided by (used in) purchases of property and equipment, net	(114)	1,143
Cash paid for acquisitions	(304,465)	(117,974)
Distributions from unconsolidated investees	19,333	1,193
Net cash used in investing activities	(285,246)	(115,638)
Cash flows from financing activities:
Proceeds from issuance of bank loans, net of issuance costs	283,987	64,991
Repayment of promissory note to First Solar	(1,964)	—
Capital contributions from SunPower	—	9,973
Cash distribution to Class A shareholders	(14,193)	(8,835)
Cash distributions to Sponsors as OpCo unit holders	(25,781)	—
Cash contributions from noncontrolling interests and redeemable noncontrolling interests - tax equity investors	18,750	372
Cash distributions to noncontrolling interests and redeemable noncontrolling interests - tax equity investors	(4,161)	(1,276)
Net cash provided by financing activities	256,638	65,225
Net decrease in cash and cash equivalents	(3,628)	(36,786)
Cash and cash equivalents, beginning of period	14,261	56,781
Cash and cash equivalents, end of period	$10,633	$19,995
Non-cash transactions:
Issuance by OpCo of promissory note to First Solar in connection with the Stateline Acquisition	$50,000	$—
Property and equipment acquisitions funded by liabilities	4,287	3,435
Settlement of related party payable by capital contribution from tax equity investor	—	46,837
Accrued distributions to noncontrolling interests and redeemable noncontrolling interests - tax equity investors	785	1,616
The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business

The Partnership

8point3 Energy Partners LP (together with its subsidiaries, the “Partnership”) is a limited partnership formed on March 3, 2015 under a master formation agreement by SunPower Corporation (“SunPower”) and First Solar, Inc. (“First Solar” and, together with SunPower, the “Sponsors”) to own, operate and acquire solar energy generation systems. As of May 31, 2017, 8point3 Energy Partners LP owned a controlling non-economic managing member interest in 8point3 Operating Company, LLC (“OpCo”) and a 35.5% limited liability company interest in OpCo, and the Sponsors collectively owned a noncontrolling 64.5% limited liability company interest in OpCo.

The following table provides an overview of the assets that comprise the Portfolio as of May 31, 2017:

Project	Location	Commercial Operation Date(1)	MW(ac) (2)	Counterparty	Remaining Term of Offtake Agreement (in years)(3)
Utility
Maryland Solar	Maryland	February 2014	20	FirstEnergy Solutions	15.8
Solar Gen 2	California	November 2014	150	San Diego Gas & Electric	22.5
Lost Hills Blackwell	California	April 2015	32	City of Roseville/Pacific Gas and Electric	26.6	(4)
North Star	California	June 2015	60	Pacific Gas and Electric	18.1
RPU	California	September 2015	7	City of Riverside	23.3
Quinto	California	November 2015	108	Southern California Edison	18.5
Hooper	Colorado	December 2015	50	Public Service Company of Colorado	18.6
Kingbird	California	April 2016	40	Southern California Public Power Authority(5)	18.9
Henrietta	California	October 2016	102	Pacific Gas and Electric	19.3
Stateline	California	August 2016	300	Southern California Edison	19.3
Commercial & Industrial
UC Davis	California	September 2015	13	University of California	18.3
Macy's California	California	October 2015	3	Macy's Corporate Services	18.4
Macy’s Maryland	Maryland	December 2016	5	Macy's Corporate Services	19.5
Kern(6)	California	September 2017	16	Kern High School District	19.6	(7)
Residential Portfolio	U.S. – Various	June 2014	39	Approx. 5,800 homeowners(8)	15.3	(9)
Total			945

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

(2)	The MW for the projects in which the Partnership owns less than a 100% interest or in which the Partnership is the lessor under any sale-leaseback financing are shown on a gross basis.

(3)	Remaining term of offtake agreement is measured from the later of May 31, 2017 or the expected COD of the applicable project.

(4)	Remaining term comprised of 1.6 years on a PPA with the City of Roseville, California, followed by a 25-year PPA with PG&E starting in 2019.

(5)	The Kingbird Project is subject to two separate PPAs with member cities of the Southern California Public Power Authority.

(6)
OpCo’s acquisition of the Kern Project is being effectuated in phases, with the closing of the first phase, reflecting a nameplate capacity of approximately 3 MW, having occurred on January 26, 2016, the closing of the second phase, reflecting a nameplate capacity of approximately 5 MW, having occurred on September 9, 2016, the closing of the third phase, reflecting a nameplate capacity of approximately 5 MW, having occurred on November 30, 2016, the closing of the fourth phase, reflecting a nameplate capacity of approximately 3 MW, having closed on February 24, 2017.

(7)	Remaining term is the weighted average duration of the first four phases of the Kern Project.

(8)
Comprised of the approximately 5,800 solar installations located at homes in Arizona, California, Colorado, Hawaii, Massachusetts, New Jersey, New York, Pennsylvania and Vermont, that are held by the Residential Portfolio Project Entity and have an aggregate nameplate capacity of 39 MW.

(9)	Remaining term is the weighted average duration of all of the residential leases, in each case measured from May 31, 2017.

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

In August 2014, the FASB issued an update to the standards to require management to evaluate whether there are conditions and events that raise substantial doubt about the Partnership’s ability to continue as a going concern within one year after the date the financial statements are issued, and to provide related disclosures. The Partnership adopted the new guidance beginning on December 1, 2016 and the impact of this standard on its consolidated financial statements and disclosures is not material.

In May 2014, the FASB issued a new revenue recognition standard based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The FASB has issued several updates to the standard which (i) clarify the application of the principal versus agent guidance; (ii) clarify the guidance relating to performance obligations and licensing; and (iii) clarify assessment of the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transaction. The new revenue recognition standard, amended by the updates, becomes effective for the Partnership in the first quarter of fiscal 2019 and is to be applied retrospectively using one of two prescribed methods. Early adoption is permitted. The Partnership is currently evaluating and considering the possibility of early adoption of the new standard effective December 1, 2017. The Partnership’s ability to early adopt, potentially using the modified retrospective method, is dependent on process, internal control and system readiness and a complete evaluation of all the disclosures required under the new standard. While the Partnership is continuing to assess all potential impacts of the standard, it currently believes the impact on its consolidated financial statements is not material because over 90% of the Partnership’s total revenue for all periods is comprised of lease revenue, which is substantially unchanged under the new standard.

Other than as described above, there has been no issued accounting guidance not yet adopted by the Partnership that it believes is material or potentially material to its consolidated financial statements.

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Note 2. Business Combinations

Acquisition accounting is dependent upon certain valuations and other studies that must be completed as of the acquisition date. The judgments made in the context of the purchase price allocation can materially impact the Partnership’s future results of operations. The Partnership’s purchase price allocations for acquisitions completed through November 30, 2016 are final and not subject to revision. For the acquisition completed during the six months ended May 31, 2017, the valuation is based on the preliminary assessment of the fair values of the assets acquired, liabilities assumed and noncontrolling interests as of the acquisition date, and is subject to change as the Partnership obtains additional information for its estimates during the respective measurement period.

Kern Acquisition:

On January 26, 2016, OpCo and SunPower entered into the Kern Purchase Agreement, which was amended on September 28, 2016, November 30, 2016 and February 24, 2017, pursuant to which OpCo agreed to purchase an interest in the Kern Project. OpCo’s acquisition of the Kern Project is being effectuated in phases summarized below:

(i)
Phase 1(a): On January 26, 2016, 8point3 OpCo Holdings, LLC, a wholly owned subsidiary of OpCo (“OpCo Holdings”), acquired from SunPower all of the class B limited liability company interests of the Kern Class B Partnership.  Prior to the date of the execution of the Kern Purchase Agreement and in connection with the closing of the tax equity financing for the Kern Project, described below, the Kern Project Entity, an indirect subsidiary of the Kern Class B Partnership, acquired the Kern Phase 1(a) Assets. The initial phase of the acquisition of the Kern Project is referred to herein as the “Kern Phase 1(a) Acquisition.”

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

(v)
Phase 2(c): On June 9, 2017, the Kern Project Entity acquired the Kern Phase 2(c) Assets from SunPower. The fifth phase of the acquisition of the Kern Project is referred to herein as the “Kern Phase 2(c) Acquisition.” Please read “—Note 15—Subsequent Events”.

The aggregate purchase price for the acquisition is $36.7 million in cash, of which OpCo paid approximately $4.9 million on January 27, 2016 in connection with the closing of the first phase on January 26, 2016, approximately $9.2 million on September 9, 2016 in connection with the closing of the second phase on September 9, 2016, approximately $8.4 million on November 30, 2016 in connection with the closing of the third phase on November 30, 2016, and approximately $6.0 million on February 24, 2017 in connection with the closing of the fourth phase on February 24, 2017.

In addition, on January 22, 2016, a subsidiary of the Kern Class B Partnership entered into a tax equity financing facility with a third-party investor, which allocates to OpCo a certain share of cash flows from the Kern Project pursuant to a distribution waterfall. Pursuant to this distribution waterfall, the tax equity investor is entitled to a monthly amount of project cash flow until a specified “flip” point is achieved.  After the “flip” point, the cash allocations to OpCo increase.  In addition, upon reaching the flip point, OpCo has a right to purchase the tax equity investor’s interests in the project for an amount that is not less than its fair market value. The tax equity investor will make capital contributions to fund purchase price payments up to approximately $30.0 million, of which $0.9 million, $1.8 million, $1.3 million, $6.7 million, and $8.2 million was paid on January 22, 2016, September 9, 2016, November 30, 2016, December 14, 2016, and February 24, 2017, respectively. The remaining capital contribution balance of up to $11.1 million will be made when the Kern Project’s phases meet certain construction milestones and will be transferred to affiliates of SunPower for the remaining purchase price payments. For more information about our tax equity structures in general, please read Part I, Item 1. “Business—Tax Equity Financing” of our 2016 10-K.

The Kern Phase 1(a) Acquisition, the Kern Phase 1(b) Acquisition, the Kern Phase 2(a) Acquisition, and the Kern Phase 2(b) Acquisition qualify as business combinations and the Partnership accounts for the transactions under the acquisition method. The purchase allocation of the identifiable assets acquired, liabilities assumed and noncontrolling interests of the Kern

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

Supplementary Data:

The results of operations for each phase of the Kern Project acquisition have been included in the Partnership’s consolidated statements of operations since their respective dates of acquisition. The Kern Phase 2(b) Assets contributed approximately $0.2 million to the Partnership’s operating revenue in both of the three and six months ended May 31, 2017, and increased operating income by less than $0.1 million.  Pro forma results of operations have not been presented as the impact of the acquisition on February 24, 2017 is not material to the Partnership’s results of operations for the current or prior periods. Additionally, the Kern Phase 2(b) Assets became operational after the acquisition date and therefore, would not have had any pro forma results in the prior period.

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

As of May 31, 2017, the Partnership owns a 49% ownership interest in each of SG2 Holdings, North Star Holdings, Lost Hills Blackwell Holdings and Henrietta Holdings, and a 34% ownership interest in Stateline Holdings. The minority membership interests are accounted for as equity method investments, as the Partnership is able to exercise significant influence through its governing board, while the non-affiliated majority owner otherwise controls. The following table summarizes the activity of the Partnership’s investments in its unconsolidated affiliates during each of the three and six months ended May 31, 2017 and May 31, 2016, respectively:

	Three Months Ended		Six Months Ended
(in thousands)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Balance at the beginning of the period	$788,000	$346,197	$475,078	$352,070
Investments in its unconsolidated affiliates during the period	60	—	330,087	—
Equity in earnings in unconsolidated affiliates (1)	9,359	5,024	9,965	5,429
Distributions from unconsolidated affiliates	(11,587)	(2,633)	(29,298)	(8,911)
Balance at the end of the period	$785,832	$348,588	$785,832	$348,588

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

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

The difference between the amounts at which the Partnership’s investments in unconsolidated affiliates are carried and the Partnership’s proportionate share of the equity method investee’s net assets for equity method investments was $138.5 million and $83.2 million as of May 31, 2017 and November 30, 2016, respectively. The Partnership accretes the basis difference over the life of the underlying assets and the accretion expense was $1.0 million and $0.4 million for the three months ended May 31, 2017 and May 31, 2016, respectively, and $2.0 million and $0.8 million for the six months ended May 31, 2017 and May 31, 2016, respectively.

The following table presents summarized financial information of SG2 Holdings, North Star Holdings, Lost Hills Blackwell Holdings, Henrietta Holdings and Stateline Holdings as derived from the unaudited condensed consolidated financial statements of such entities for the each of the three and six months ended May 31, 2017 and May 31, 2016, respectively:

	Three Months Ended		Six Months Ended
(in thousands)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Summary statements of operations information:
Revenue	$42,277	$16,101	$61,893	$24,751
Operating expenses	25,519	9,844	51,912	20,769
Net income	13,430	6,382	5,671	4,212

Note 4. Balance Sheet Components

Financing Receivables

The Partnership’s net investment in sales-type leases presented in “Accounts receivable and short-term financing receivables, net” and “Long-term financing receivables, net” on the unaudited condensed consolidated balance sheets is as follows:

	As of
(in thousands)	May 31, 2017	November 30, 2016
Minimum lease payment receivable, net (1)	$97,169	$100,161
Unguaranteed residual value	12,887	12,926
Less: unearned income	(29,021)	(30,557)
Net financing receivables	$81,035	$82,530
Short-term financing receivables, net (2)	$2,580	$2,516
Long-term financing receivables, net	$78,455	$80,014

(1)	Allowance for losses on financing receivables was $0.6 million and $0.7 million as of May 31, 2017 and November 30, 2016, respectively.

(2)
Accounts receivable and short-term financing receivables, net on the unaudited condensed consolidated balance sheets includes other trade accounts receivable of $6.0 million and $2.9 million as of May 31, 2017 and November 30, 2016, respectively.

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Current and Non-current Assets

	As of
(in thousands)	May 31, 2017	November 30, 2016
Prepaid expense and other current assets
Reimbursable network upgrade costs (1)	$7,752	$13,870
Other current assets (2)	1,822	1,875
Total	$9,574	$15,745
Property and equipment, net
Utility solar power systems	625,195	578,817
Leased solar power systems	137,344	137,475
Land	1,020	1,020
Construction-in-progress (3)	3,335	36,981
	$766,894	$754,293
Less: accumulated depreciation	(47,522)	(34,161)
Total	$719,372	$720,132
Other long-term assets
Reimbursable network upgrade costs (1)	$20,709	$21,781
Intangible assets (4)	1,539	1,754
Derivative financial instruments	1,530	897
Total	$23,778	$24,432

(1)
For the Kingbird Project and the Quinto Project, the construction costs related to the network upgrade of a transmission grid belonging to a utility company are reimbursable by that utility company over five years from the date the project reached commercial operation.

(2)
Other current assets included $0.3 million due from SunPower related to system output performance warranties and system repairs in connection with $0.1 million of system output performance warranty accrual and $0.2 million of system repairs accrual recorded in the “Accounts payable and other current liabilities” line item on the unaudited condensed consolidated balance sheets as of May 31, 2017. Similarly, other current assets included $0.5 million due from SunPower related to system output performance warranties and system repairs in connection with $0.2 million of system output performance warranty accrual and $0.3 million of system repairs accrual recorded in the “Accounts payable and other current liabilities” line item on the consolidated balance sheet as of November 30, 2016.

(3)	Construction-in-progress is the project assets related to the Kern Phase 1(a) Assets.

(4)
Intangible assets represent a customer contract intangible that is amortized on a straight-line basis beginning on COD through the contract term end date of December 31, 2020. Operating revenues were reduced by $0.1 million and $0.2 million in the three and six months ended May 31, 2017, respectively. Operating revenues were not affected by intangible assets in the three and six months ended May 31, 2016.

Current Liabilities

	As of
(in thousands)	May 31, 2017	November 30, 2016
Accounts payable and other current liabilities
Trade and accrued accounts payable	$993	$1,089
Related party payable (1)	7,043	20,653
System output performance warranty	64	196
Residential lease system repairs accrual	239	331
Other short-term liabilities	912	1,502
Total	$9,251	$23,771

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

(1)
Related party payable on the unaudited condensed consolidated balance sheets as of May 31, 2017 consists of (i) $5.8 million related to the purchase price payable to SunPower, which will be funded by tax equity investors for the Kern Phase 1(a) Acquisition and the Kern Phase 2(b) Acquisition; (ii) $0.8 million related to accrued distribution to tax equity investors; and (iii) $0.4 million for accounts payable to related parties associated with O&M, AMA and MSA fees owed to the Sponsors. Related party payable on the consolidated balance sheets as of November 30, 2016 consists of (i) $19.5 million related to the purchase price payable to SunPower for the Kern Phase 1(a) Acquisition, the Kern Phase 1(b) Acquisition, the Kern Phase 2(a) Acquisition and the Macy’s Maryland Acquisition; (ii) $1.0 million related to accrued distribution to tax equity investors; and (iii) $0.1 million for accounts payable to related parties associated with O&M, AMA and MSA fees owed to the Sponsors.

Note 5. Commitments and Contingencies

Land Use Commitments

The Partnership is a party to various agreements that provide for payments to landowners for the right to use the land upon which projects under PPAs are located.

The total minimum lease and easement commitments at May 31, 2017 under these land use agreements are as follows:

(in thousands)	2017 (remaining six months)	2018	2019	2020	2021	Thereafter	Total
Land use payments	$742	$1,329	$1,686	$1,742	$1,782	$56,249	$63,530

Solar Power System Performance Warranty

Lease agreements require the Partnership to undertake a system output performance warranty. The Partnership has recorded in “Accounts payable and other current liabilities” amounts related to these system output performance warranties totaling $0.1 million and $0.2 million as of May 31, 2017 and November 30, 2016, respectively. The Partnership has also recorded in “Other current assets” amounts of $0.1 million and $0.2 million as of May 31, 2017 and November 30, 2016, relating to anticipated performance warranty reimbursements from the O&M provider.

The following table summarizes accrued system output performance warranty activity for the each of three and six months ended May 31, 2017 and May 31, 2016, respectively:

	Three Months Ended		Six Months Ended
(in thousands)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Balance at the beginning of the period	$138	$226	$196	$237
Settlements during the period	(22)	(80)	(51)	(156)
Adjustments during the period	(52)	(6)	(81)	59
Balance at the end of the period	$64	$140	$64	$140

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

The following table summarizes ARO activity for each of the three and six months ended May 31, 2017 and May 31, 2016, respectively:

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

	Three Months Ended		Six Months Ended
(in thousands)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Balance at the beginning of the period	$14,129	$10,658	$13,448	$9,992
ARO assumed in acquisition	—	981	493	1,528
Accretion expense	186	127	357	246
Revisions to ARO during the period	4	(224)	21	(224)
Balance at the end of the period	$14,319	$11,542	$14,319	$11,542

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

Environmental Contingencies

The Partnership reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. During each of the three and six months ended May 31, 2017 and May 31, 2016, there were no known environmental contingencies that required the Partnership to recognize a liability.

Note 6. Lease Agreements and Power Purchase Agreements

Lease Agreements

As of May 31, 2017, the Partnership’s unaudited condensed consolidated financial statements include approximately 5,800 residential lease agreements which have original terms of 20 years and are classified as either operating or sales-type leases. In addition, the lease agreement for the Maryland Solar Project has a lease term that will expire on December 31, 2019, and the lessee, who is an affiliate of First Solar, is obligated to pay a fixed amount of rent that is set based on the expected operations of the plant.

The following table presents the Partnership’s minimum future rental receipts on operating leases (including the lease agreement for the Maryland Solar Project and the residential lease portfolio) placed in service as of May 31, 2017:

(in thousands)	2017 (remaining six months)	2018	2019	2020	2021	Thereafter	Total
Minimum future rentals on residential operating leases placed in service (1)	$1,824	$3,710	$3,731	$3,753	$3,775	$42,445	$59,238
Maryland Solar lease	2,649	5,173	4,912	—	—	—	12,734
Total operating leases	$4,473	$8,883	$8,643	$3,753	$3,775	$42,445	$71,972

(1)
Minimum future rentals on operating leases placed in service do not include contingent rentals that may be received from customers under agreements that include performance-based incentives and executory costs.

As of May 31, 2017, future maturities of net financing receivables for sales-type leases are as follows:

(in thousands)	2017 (remaining six months)	2018	2019	2020	2021	Thereafter	Total
Scheduled maturities of minimum lease payments receivable (1)	$2,973	$5,658	$5,744	$5,835	$5,929	$71,030	$97,169

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

(1)
Minimum future rentals on sales-type leases placed in service do not include contingent rentals that may be received from customers under agreements that include performance-based incentives and executory costs.

Power Purchase Agreements

Under the terms of various PPAs, the Partnership’s contracted counterparties may be obligated to take all or part of the output from the system at stipulated prices over defined periods. All PPAs associated with solar generation systems operating as of May 31, 2017 have no minimum lease payments and all of the rental income under these leases is recorded as revenue when the electricity is delivered.

SREC Sales Agreement

The Partnership applies for and receives SRECs for power generated by certain of our solar power systems.  The Partnership has entered into a sales agreement with a non-affiliated party (the “SREC Sales Agreement”) to assist it in meeting its own emissions reduction or conservation requirements. Under the terms of the SREC Sales Agreement, the contracted counterparty is obligated to purchase an annual number of SRECs from the Partnership at stipulated prices over a defined period of time. The Partnership recognizes revenue and associated costs upon delivery of the SRECs to the counterparty.  As of May 31, 2017, firm sales under the SREC Sales Agreement are as follows:

(in thousands)	2017 (remaining six months)	2018	2019	2020	2021	Thereafter	Total
SREC sales	$586	$781	$781	$781	$195	$—	$3,124

Note 7. Debt and Financing Obligations

The following table summarizes the Partnership’s debt obligations on its unaudited condensed consolidated balance sheets:

	May 31, 2017		November 30, 2016
(in thousands)	Amount	Interest Rate	Amount	Interest Rate
Term loan due June 2020	$300,000	3.04%	$300,000	2.61%
Incremental term loan due June 2020	250,000	3.04%	—	N/A
Delayed draw term loan facility due June 2020	25,000	3.04%	25,000	2.61%
Revolving credit facility due June 2020	97,000	3.04%	63,000	2.61%
Stateline Promissory Note due December 2020	50,009	4.00%	—	N/A
Less: debt issuance costs	(3,077)	N/A	(3,564)	N/A
Total	$718,932		$384,436

Credit Facility

On June 5, 2015, OpCo entered into a $525.0 million credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility and a $200.0 million revolving credit facility. On April 6, 2016, the parties thereto amended the credit facility (i) to provide for the lenders’ consent to the Omnibus Agreement, (ii) to expand OpCo’s ability to further amend the Omnibus Agreement without lender consent in the future, subject to certain conditions, (iii) to permit certain customary restrictions on transfers of the equity interests of certain Project Entities, which are jointly owned, indirectly, by OpCo and SunPower, (iv) to supplement the Pledge and Security Agreement between the parties in light of the foregoing amendment, and (v) to make certain clarifying modifications to definitions and cross references. On September 30, 2016, OpCo entered into the Joinder Agreement, pursuant to which OpCo obtained a new $250.0 million incremental term loan facility, increasing the maximum borrowing capacity under the credit facility to $775.0 million.

Loans outstanding under the credit facility bear interest at either (i) a base rate, which is the highest of (x) the federal funds rate plus 0.50%, (y) the administrative agent’s prime rate and (z) one-month LIBOR, in each case, plus an applicable margin; or (ii) one-, two-, three- or six-month LIBOR plus an applicable margin. There will be no principal amortization over the term of the credit facility. The unused portion of the revolving credit facility and delayed draw term loan facility is subject to a commitment fee of 0.30% per annum. OpCo may prepay the borrowings under the term loan facility and the delayed draw

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

term loan facility at any time. OpCo has entered into interest rate swap agreements to hedge the interest rate on a portion of the borrowings under the term loan facility. For more details, please read “—Note 8—Fair Value.”

OpCo’s credit facility contains covenants including, among others, requiring the Partnership to maintain the following financial ratios: (i) a debt to cash flow ratio of not more than (a) 6.00 to 1.00 for the fiscal quarters ending November 30, 2016 through November 30, 2017; and (b) 5.00 to 1.00 for each fiscal quarter ending thereafter; and (ii) a debt service coverage ratio of not less than 1.75 to 1.00. In addition, an event of default occurs under the credit facility upon a change of control. The credit facility defines a change of control as occurring when, among other things, (i) the Sponsors (or either of them) cease to direct the management, directly or indirectly, of the Partnership or OpCo, or (ii) the Sponsors collectively cease to own 35% of the economic interest in OpCo. On April 5, 2017, First Solar notified our general partner’s board of directors of its intention to explore alternatives related to its interests in the Partnership.  Following such announcement, SunPower also notified our general partner’s board of directors that it is exploring alternatives related to its interests in the Partnership, including but not limited to seeking a potential new partner in the Partnership.  Although our Sponsors have publicly announced their current intentions, there is no assurance that either or both of our Sponsors will pursue or effect any particular alternative. In addition, the credit facility contains customary non-financial covenants and certain restrictions that will limit the Partnership’s, OpCo’s and certain of the Partnership’s and its domestic subsidiaries’ ability to, among other things, incur or guarantee additional debt and to make distributions on or redeem or repurchase OpCo common units. The Joinder Agreement amended OpCo’s credit facility to permit OpCo to incur up to $50.0 million in subordinated indebtedness from First Solar or its affiliate to pay a portion of the purchase price for the Stateline Project. As of May 31, 2017, the Partnership was in compliance with its debt covenants.

OpCo’s credit facility is collateralized by a pledge of the equity of OpCo and certain of its subsidiaries. The Partnership and each of OpCo’s subsidiaries, other than certain non-guarantor subsidiaries, have guaranteed the obligations of OpCo under the credit facility.

As of both May 31, 2017 and November 30, 2016, OpCo had approximately $54.9 million of letters of credit outstanding under the revolving credit facility.

Stateline Promissory Note

On December 1, 2016, in connection with the Stateline Acquisition, OpCo issued a promissory note to First Solar in the principal amount of $50.0 million. The Stateline Promissory Note is unsecured and matures on the date that is six months after the maturity date under OpCo’s credit facility. Interest will accrue at a rate of 4.00% per annum, except it will accrue at a rate of 6.00% per annum (i) upon the occurrence and during the continuation of a specified event of default and (ii) in respect of amounts accrued as payments-in-kind pursuant to the terms of the note. OpCo is not permitted to prepay the $50.0 million promissory note without the consent of certain lenders under its existing credit agreement (except for certain mandatory prepayments). Until OpCo has paid in full the principal and interest on promissory note, OpCo is restricted in its ability to: (i) acquire interests in additional projects (other than the acquisition of the Kern Phase 2(a) Assets, the Kern Phase 2(b) Assets, the Kern Phase 2(c) Assets, and the Kern Remaining Assets); (ii) use the net proceeds of equity issuances except as prescribed in the promissory note; (iii) incur additional indebtedness to which the promissory note would be subordinate; and (iv) extend the maturity date under OpCo’s existing credit facility.

August 2011 Letter of Credit Facility with Deutsche Bank

In August 2011, the Predecessor’s parent, SunPower, entered into a letter of credit facility agreement with Deutsche Bank, as administrative agent, and certain financial institutions. Payment of obligations under the letter of credit facility is guaranteed by the majority shareholder of SunPower, Total S.A. As of May 31, 2017, and November 30, 2016, letters of credit issued and outstanding under the August 2011 letter of credit facility with Deutsche Bank which is available to SunPower for the Quinto Project and the RPU Project totaled $0.2 million and $11.5 million, respectively. Pursuant to the Omnibus Agreement, SunPower, as the Sponsor who contributed the Quinto Project, canceled one of its letter of credit facilities associated with the Quinto Project upon its achieving COD in November 2015. Since the RPU Project achieved COD in September 2015, SunPower, as the Sponsor who contributed the RPU Project, canceled the related letters of credit, and the Partnership has issued the required letters of credit under its revolving credit facility.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Partnership’s assets and liabilities measured at estimated fair value on a recurring basis, categorized in accordance with the fair value hierarchy:

	May 31, 2017		November 30, 2016
(in thousands)	Level 2	Total	Level 2	Total
Assets
Derivative financial instruments	$1,530	$1,530	$897	$897
Total assets	$1,530	$1,530	$897	$897

Derivative financial instruments: On July 17, 2015, OpCo entered into interest rate swap agreements intended to hedge the interest rate risk on the outstanding borrowings under the term loan with an aggregate notional value of $240.0 million. Under the interest rate swap agreements, OpCo paid a fixed swap rate of interest of 1.55% and the counterparties to the agreements paid a floating interest rate based on three-month LIBOR at quarterly intervals through the maturity date of August 31, 2018. OpCo had the right to cancel the interest rate swap agreements on August 31, 2016 and any quarterly fixed payment date thereafter with a minimum of five business days' notification. OpCo exercised its right to cancel the interest rate swap agreements on August 31, 2016 and entered into new interest rate swap agreements intended to hedge the interest rate risk on the outstanding borrowings under the term loan with an aggregate notional value of $250.0 million.  Under the new interest rate swap agreements, OpCo will pay a fixed swap rate of interest of approximately 0.85% and the counterparties to the agreements will pay a floating interest rate based on one-month LIBOR at monthly intervals through the maturity date of August 31, 2018. On January 5, 2017, OpCo entered into another interest rate swap agreement intended to hedge the interest rate risk on the outstanding borrowings under the term loan with an aggregate notional value of $40.0 million. Under this interest rate swap agreement, OpCo will pay a fixed swap rate of interest of approximately 1.16% and the counterparty to the agreement will pay a floating interest rate based on one-month LIBOR at monthly intervals through the maturity date of August 31, 2018.

As of both May 31, 2017 and November 30, 2016, these interest rate swap agreements had not been designated as cash flow hedges and are reflected at fair value on the unaudited condensed consolidated balance sheets. As of both May 31, 2017, and November 30, 2016, these interest rate swap agreements have been presented in other long-term assets on the unaudited condensed consolidated balance sheet since the maturity date is over one year after the balance sheet date.  The Partnership recorded a change in fair value of less than $0.1 million during the three months ended May 31, 2017 and $0.6 million during the six months ended May 31, 2017 within other income and other expense in the unaudited condensed consolidated statement of operations. During each of the three and six months ended May 31, 2016, the Partnership recorded a change in fair value of $0.3 million within other income in the unaudited condensed consolidated statement of operations.  The primary inputs into the valuation of interest rate swaps are interest yield curves, interest rate volatility, and credit spreads. The Partnership's interest rate swaps are classified within Level 2 of the fair value hierarchy, since all significant inputs are corroborated by market observable data. There were no transfers in or out of Level 1, Level 2 and Level 3 during the period.

Liabilities Measured at Fair Value on a Nonrecurring Basis

Long-term debt and financing obligations: The estimated fair value of the Partnership’s long-term debt was classified within Level 2 of the fair value hierarchy as of May 31, 2017 and November 30, 2016, and approximated its carrying value of $718.9 million and $384.4 million, respectively. The term loan facility is a variable rate debt with the interest rate indexed to the market and reset on a frequent and short-term basis. The Stateline Promissory Note is a fixed rate debt and the fair value was estimated using the income approach based on observable market inputs.

Note 9. Noncontrolling Interests

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Noncontrolling interests represent the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to the Partnership. For accounting purposes, the holders of noncontrolling interests of the Partnership include the Sponsors, which are SunPower and First Solar, as described in “—Note 1—Description of Business,” and third-party investors under the tax equity financing facilities. As of May 31, 2017 and November 30, 2016, First Solar and SunPower had noncontrolling interests of 28.0% and 36.5%, respectively, in OpCo.

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

During the three and six months ended May 31, 2017, OpCo acquired noncontrolling interests totaling zero and
$1.1 million, respectively. Please read “—Note 2—Business Combinations” for further details. During the three and six months ended May 31, 2016, OpCo acquired noncontrolling interests totaling $35.4 million and $36.3 million, respectively. Please read “—Note 3—Business Combinations” of the 2016 10-K for further details.

As of May 31, 2017 and November 30, 2016, redeemable noncontrolling interests attributable to tax equity investors after adjusting the carrying amount to the redemption value was $17.3 million and $17.6 million, respectively, and noncontrolling interests attributable to tax equity investors were $41.4 million and $40.8 million, respectively.

During the three months ended May 31, 2017 and May 31, 2016 such indirect subsidiaries of OpCo received zero and $47.2 million, respectively, contributions from third-party investors under the related facilities and attributed $6.7 million and $52.9 million, respectively, in losses to the third-party investors primarily as a result of allocating certain assets, including tax credits, if any, to the investors. During the six months ended May 31, 2017 and May 31, 2016 such indirect subsidiaries of OpCo received $18.8 million and $47.2 million, respectively, contributions from third-party investors under the related facilities and attributed $15.5 million and $87.8 million, respectively, in losses to the third-party investors primarily as a result of allocating certain assets, including tax credits, if any, to the investors.

During the three months ended May 31, 2017 and May 31, 2016, such indirect subsidiaries of OpCo made distributions to third-party investors under the related facilities of $2.5 million and $1.4 million, respectively. During the six months ended May 31, 2017 and May 31, 2016, such indirect subsidiaries of OpCo made distributions to third-party investors under the related facilities of $4.0 million and $2.6 million, respectively.

The following table presents the noncontrolling interest balances by entity, reported in shareholders’ equity in the unaudited condensed consolidated balance sheets as of May 31, 2017 and November 30, 2016:

	As of
(in thousands)	May 31, 2017	November 30, 2016
First Solar	$232,709	$238,210
SunPower	304,161	311,327
Tax equity investors	41,389	40,794
Total	$578,259	$590,331

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

As of both May 31, 2017 and November 30, 2016, the Partnership owned a 35.5% limited liability company interest in OpCo as well as a controlling noneconomic managing member interest in OpCo, and the Sponsors collectively owned 51,000,000 Class B shares in the Partnership, with SunPower and First Solar having owned 28,883,075 and 22,116,925 Class B shares, respectively, and together, having owned a noncontrolling 64.5% limited liability company interest in OpCo. No shares were issued under the ATM Program during the quarter ended May 31, 2017.

The following shares of the Partnership were outstanding as of May 31, 2017 and November 30, 2016, respectively:

	As of
Shares	May 31, 2017	November 30, 2016	Shareholder
Class A shares	28,081,032	28,072,680	Public
Class B shares	22,116,925	22,116,925	First Solar
Class B shares	28,883,075	28,883,075	SunPower
Total shares outstanding	79,081,032	79,072,680

Cash Distribution

On April 14, 2017, the Partnership distributed $7.2 million on its Class A shares and OpCo distributed $13.1 million on its common and subordinated units, or in each case $0.2565 per share or unit, for the period from December 1, 2016 to February 28, 2017.

Note 11. Net Income Per Share

Basic net income per share is computed by dividing net income attributable to Class A shareholders by the weighted average number of Class A shares outstanding for the applicable period. Diluted net income per share is computed using basic weighted average Class A shares outstanding plus, if dilutive, any potentially dilutive securities outstanding during the period using the treasury-stock-type method. Pursuant to the Exchange Agreement entered into among the Partnership, the General Partner, OpCo, a wholly owned subsidiary of SunPower and a wholly owned subsidiary of First Solar, the Sponsors can tender OpCo common units and an equal number of such Sponsor’s Class B shares for redemption, and the Partnership has the right to directly purchase the tendered OpCo common units and Class B shares for, subject to the approval of its conflicts committee, cash or the issuance of Class A shares of the Partnership. If the Partnership elects to issue Class A shares, it would cancel the tendered Class B shares and hold the OpCo common units with the other OpCo common units it previously held, since the number of Class A shares issued must at all times equal the number of OpCo common units held by the Partnership. Since the Partnership would be holding additional OpCo common units, the net income attributable to Class A shares would proportionately increase, resulting in no change to net income per share for the three and six months ended May 31, 2017 and May 31, 2016, respectively. In addition, there were no potentially dilutive securities (including any stock options, restricted stock and restricted stock units) for the three and six months ended May 31, 2017 and May 31, 2016, respectively.

The following table presents the calculation of basic and diluted net income per share:

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Basic net income per share:
Numerator:
Net income attributable to Class A shareholders	$3,386	$10,022	$4,247	$15,330
Denominator:
Basic weighted-average shares	28,077	20,011	28,075	20,009

Basic net income per share	$0.12	$0.50	$0.15	$0.77

Diluted net income per share:
Numerator:
Net income attributable to Class A shareholders	$3,386	$10,022	$4,247	$15,330
Add: Additional net income attributable to Class A shares due to increased percentage ownership in OpCo, net of tax, from the conversion of Class B shares	1,904	7,801	2,422	11,912
	$5,290	$17,823	$6,669	$27,242
Denominator:
Basic weighted-average shares	28,077	20,011	28,075	20,009
Effect of dilutive securities:
Class B shares (1)	15,500	15,500	15,500	15,500
Diluted weighted-average shares	43,577	35,511	43,575	35,509

Diluted net income per share	$0.12	$0.50	$0.15	$0.77

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

Costs incurred for these services were $0.4 million for each of the three months ended May 31, 2017 and May 31, 2016, respectively, and $0.9 million for each of the six months ended May 31, 2017 and May 31, 2016, respectively.

EPC Agreements

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

As of May 31, 2017, all of the projects contributed by the Sponsors on the date of the IPO, along with the Henrietta Project, the Hooper Project, the Kern Phase 1(b) Assets, the Kern Phase 2(a) Assets, the Kern 2(b) Assets, the Kingbird Project, the Macy’s Maryland Project and the Stateline Project have achieved COD. The Kern Phase 1(a) Assets are construction-in-progress as of May 31, 2017 and expected to achieve COD in September 2017. SunPower as the EPC provider is required to complete the Kern Phase 1(a) Assets and pursuant to the Omnibus Agreement, all the associated costs to complete the Kern Phase 1(a) Assets are obligations of SunPower.

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

Costs incurred for O&M and AMA services were $1.7 million and $1.3 million for the three months ended May 31, 2017 and May 31, 2016, respectively, and $3.3 million and $2.3 million for the six months ended May 31, 2017 and May 31, 2016, respectively.

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

During the three months ended May 31, 2017, the Partnership received less than $0.1 million in indemnity payments from Sponsors. During the three months ended May 31, 2016, the Partnership did not receive any indemnity payments from Sponsors. During the six months ended May 31, 2017 and May 31, 2016, the Partnership received $0.1 million and $10.0 million, respectively, related to the delay in commercial operations of the Kern Phase 1(a) Assets, and the shortfall associated with the network upgrade refunds and test energy projected to be received, respectively.

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

On January 26, 2016, OpCo entered into the Kern Purchase Agreement with SunPower pursuant to which OpCo agreed to purchase an interest in the Kern Project, as further described above in “—Note 2—Business Combinations.” Effective January 26, 2016, a subsidiary of OpCo acquired from SunPower all of the class B limited liability company interests of the Kern Class B Partnership.  Pursuant to the Kern Purchase Agreement, the purchase price for the Kern Project will be paid by OpCo when each phase of the project reaches “mechanical completion.” In addition, on January 22, 2016, a subsidiary of the Kern Class B Partnership entered into a tax equity financing facility with a third-party investor, which allocates to OpCo a certain share of cash flows from the Kern Project pursuant to a specified distribution waterfall. Purchase price payments of up to approximately $30.0 million, of which $0.9 million, $1.8 million, $1.3 million, $6.7 million, and $8.2 million was paid on January 22, 2016, September 9, 2016, November 30, 2016, December 14, 2016, and February 24, 2017, respectively. The remaining capital contribution balance of up to $11.1 million will be made when the Kern Project’s phases meet certain construction milestones and will be transferred to affiliates of SunPower for the remaining purchase price payments.

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

Pursuant to the First Solar ROFO Agreement, First Solar previously granted to OpCo a right of first offer to purchase certain solar energy generating facilities for a period of five years.  Such solar projects included the 40 MW Cuyama solar generation project in California (“Cuyama”) and the 280 MW California Flats solar generation project in California (“California Flats”).  On April 3, 2017, First Solar offered the Cuyama and California Flats projects to OpCo in accordance with the terms of the First Solar ROFO Agreement. On May 15, 2017, OpCo waived the 45-day negotiation period under the First Solar ROFO Agreement with respect to Cuyama and California Flats; following such waiver, First Solar has the right to offer and sell Cuyama and California Flats to a third party, in accordance with the terms of the First Solar ROFO Agreement.

SunPower ROFO Agreement

On February 13, 2017, OpCo entered into the Second Amendment and Waiver to Right of First Offer Agreement (the “Waiver”) with SunPower. Pursuant to SunPower ROFO Agreement, SunPower previously granted to OpCo a right of first offer to purchase certain solar energy generating facilities for a period of 5 years. Such solar projects included the 100 MW El Pelicano solar generation project in Chile (“El Pelicano”).  Pursuant to the Waiver, OpCo waived its rights under the ROFO Agreement with respect to El Pelicano. The Waiver also contains customary representations, warranties and agreements of OpCo and SunPower.

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

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

FirstEnergy Solutions Corp. (“FirstEnergy”), the Partnership’s offtake counterparty with respect to the Maryland Solar Project, had its credit rating downgraded multiple times in 2016. As of January 23, 2017, the credit rating of FirstEnergy was Caa1 and CCC+ by Moody’s Investors Service and Standard & Poor’s Ratings Services, respectively, both of which are significantly below investment grade. On May 10, 2017, the credit rating of FirstEnergy was further downgraded from CCC+ to CCC by Standard & Poor’s Ratings Services. In addition, Standard & Poor’s Ratings Services placed FirstEnergy on CreditWatch with negative implications, based on a $1.51 billion pretax impairment charge that the company’s competitive business will incur from the deactivation of several coal units. In November 2016, FirstEnergy Corp., the parent of FirstEnergy, announced a strategic review of its competitive business, pursuant to which the company would seek to move away from competitive markets. FirstEnergy’s annual report on Form 10-K for the year ended December 31, 2016 reported a substantial uncertainty as to their ability to continue as a going concern.

As further described Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence—Agreements with our Sponsors—Maryland Solar Lease Arrangement” in the 2016 10-K, First Solar’s affiliate is obligated under  the Maryland Solar lease arrangement to pay a fixed amount of rent that is set based on the expected operations of the plant. Such lease agreement will terminate upon any termination of the PPA for the Maryland Solar Project or the site ground lease.  Pursuant to the PPA for the Maryland Solar Project, a FirstEnergy bankruptcy would be an event of default under the PPA, permitting (subject to applicable law) the termination of the PPA. Upon any such early termination of the lease agreement, First Solar’s affiliate is obligated to return the facility in its then-current condition and location to the Partnership, without any warranties, and no rent shall thereafter be payable by such First Solar affiliate. In the event that the PPA was terminated and First Solar were to subsequently terminate the Maryland Solar Lease Agreement, the Maryland Solar Project would have no agreement through which to sell the energy that it produces, which equates to approximately $8.0 million in annual revenue. As of May 31, 2017, FirstEnergy is current with respect to the payments due under the PPA for the Maryland Solar Project.

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

Long-lived assets consisting of property and equipment, net, were located in the United States. All operating revenues for each of the three and six months ended May 31, 2017 and May 31, 2016 were from customers located in the United States. The following customers each comprised 10% or more of our total revenue for each of the three and six months ended May 31, 2017 and May 31, 2016, respectively:

	Three Months Ended		Six Months Ended
Customers	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Southern California Edison	42.9%	49.6%	37.9%	47.8%
Southern California Public Power Authority	13.6%	*	12.5%	*
First Solar	*	*	*	12.5%

*	Total revenue to these customers were less than 10% of our total revenue for the period.

Note 15. Subsequent Events

In connection with the Kern Purchase Agreement, OpCo and SunPower entered into the Kern Letter Agreement, pursuant to which the parties agreed to reduce the number of sites in the Phase 2(c) Assets, and to confirm the purchase price to be paid in connection with, the closing of the Kern Phase 2(c) Acquisition. On June 9, 2017, OpCo paid approximately $3.2 million with cash on hand in connection with the Kern Phase 2(c) Acquisition. In the event that the conditions precedent in the Kern Letter Agreement are met, at a future closing date on or prior to September 30, 2017, OpCo will purchase some or all of the Kern Remaining Assets, for a purchase price of up to $5.0 million, based upon the MW of the Kern Remaining Assets to be acquired in connection therein. The Kern Phase 2(c) Acquisition qualifies as a business combination and the Partnership accounts for the transaction under the acquisition method. The purchase allocation of the Kern Phase 2(c) Assets disclosed in the following table is based on the preliminary assessment of the fair values of the assets acquired, liabilities assumed and noncontrolling interests as of the acquisition date, and is subject to change as the Partnership obtains additional information for its estimates during the respective measurement period. Pro forma results of operations for the acquisition have not been presented as the impact of the acquisition is not material to the Partnership’s consolidated results of operations for the current or prior periods. The results of operations of the Kern Phase 2(c) Assets will be included in the Partnership’s consolidated results of operations beginning June 10, 2017. Please read “—Note 2—Business Combinations” for more details regarding the acquisition of the Kern Project.

Fair Value
Kern Phase 2(c)
(in thousands)	Assets
Property and equipment	$6,710
Related party payable	(2,618)
Asset retirement obligation	(279)
Noncontrolling interest	(658)
Net assets acquired	$3,155

On June 26, 2017, our general partner’s board of directors declared a cash distribution for our Class A shares of $0.2642 per share for the second quarter of 2017. Our general partner’s board of directors declared a corresponding cash distribution for OpCo’s common and subordinated units, which includes all common and subordinated units held by First Solar and SunPower. The second quarter distribution will be paid on July 14, 2017 to shareholders and unitholders of record as of July 6, 2017.

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

Our Portfolio

As of May 31, 2017, our Portfolio consisted of interests in 945 MW of solar energy projects. As of May 31, 2017, we owned interests in ten utility-scale solar energy projects, all of which are operational. These assets represent 92% of the generating capacity of our Portfolio. As of May 31, 2017, we owned interests in four C&I solar energy projects, three of which were operational and one of which was in late-stage construction, and a portfolio of residential DG Solar assets, which represent 8% of the generating capacity of our Portfolio. Our Portfolio is located entirely in the United States and consists of utility-scale and C&I assets that sell substantially all of their output under long-term, fixed-price offtake agreements primarily with investment grade offtake counterparties and residential DG Solar assets that are leased under long-term fixed-price offtake agreements with high credit quality residential customers with FICO scores averaging 765 at the time of the initial contract. As of May 31, 2017, the weighted average remaining life of offtake agreements across our Portfolio was 19.6 years.

For an overview of the assets that comprise our Portfolio as of May 31, 2017, please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 1— Description of Business.”

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and cash available for distribution for the three and six months ended May 31, 2017 and May 31, 2016:

	Three Months Ended		Six Months Ended
(in thousands)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Net income (loss)	$7,143	$(161)	$1,823	$(7,214)
Add (Less):
Interest expense, net of interest income	5,580	2,715	10,804	5,303
Income tax provision	2,315	6,681	2,848	10,218
Depreciation, amortization and accretion	7,000	5,388	13,871	10,014
Share-based compensation	56	56	112	112
Acquisition-related transaction costs (1)	18	829	31	1,662
Unrealized gain (loss) on derivatives (2)	37	(325)	(633)	(251)
Add proportionate share from equity method investments (3)
Interest expense, net of interest income	169	(53)	299	(95)
Depreciation, amortization and accretion	6,224	2,234	12,448	5,286
Adjusted EBITDA	$28,542	$17,364	$41,603	$25,035
Less:
Equity in earnings of unconsolidated affiliates, net with (3) above (4)	(15,752)	(7,205)	(22,712)	(10,620)
Cash interest paid (5)	(5,666)	(3,110)	(10,427)	(5,898)
Cash distributions to non-controlling interests	(2,276)	(420)	(4,161)	(904)
Short-term note (6)	—	—	(1,964)	—
Add:
Cash distributions from unconsolidated affiliates (7)	11,587	2,633	29,298	9,057
Indemnity payment from Sponsors (8)	27	—	92	9,973
State and local rebates (9)	—	—	—	299
Cash proceeds from sales-type residential leases (10)	695	630	1,366	1,271
Test electricity generation (11)	22	421	32	421
Cash proceeds for reimbursable network upgrade costs (12)	1,630	—	7,753	—
Cash available for distribution	$18,809	$10,313	$40,880	$28,634

(1)	Represents acquisition-related financial advisory, legal and accounting fees associated with ROFO Project interests purchased and expected to be purchased by us in the future.

(2)	Represents the changes in fair value of interest rate swaps that were not designated as cash flow hedges.

(3)	Represents our proportionate share of net interest expense, depreciation, amortization and accretion from our unconsolidated affiliates that are accounted for under the equity method.

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

(8)
Represents indemnity payments from the Sponsors owed to OpCo in accordance with the Omnibus Agreement. Please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Related Parties.”

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

(11)
For three and six months ended May 31, 2017, test electricity generation represents the sale of electricity that was generated prior to COD by Macy’s Maryland Project. For the three and six months ended May 31, 2016, test electricity generation represents the sale of electricity that was generated prior to COD by the Kingbird Project. Solar systems may begin generating electricity prior to COD as a result of the installation and interconnection of individual solar modules, which occurs over time during the construction and commission period. The sale of test electricity generation is accounted for as a reduction in the asset carrying value rather than operating revenue prior to COD, even though it generates cash for the related Project Entity.

(12)	Cash proceeds from a utility company related to reimbursable network upgrade costs associated with the Quinto Project and the Kingbird Project.

Significant Factors and Trends Affecting Our Business

We expect the following factors will affect our results of operations:

Power Purchase Agreements

Our revenues are a function of the volume of electricity generated and sold by our projects and rental payments under lease agreements. The assets in our Portfolio sell substantially all of their output or are leased under long-term, fixed price offtake agreements primarily with investment grade utility-scale and C&I offtakers, as well as high credit quality residential customers with an average FICO score of 765 at the time of initial contract. As of May 31, 2017, the weighted average remaining life of offtake agreements across our Portfolio was 19.6 years, with the offtake agreements of our Utility Project Entities having remaining terms ranging from 15.8 to 26.6 years and our C&I offtake agreements and residential offtake agreements having remaining terms ranging from 15.3 to 19.6 years. We believe long-term agreements with creditworthy customers substantially mitigate volatility in our cash flows. As of May 31, 2017, two offtake counterparties were placed on CreditWatch by Standard & Poor’s Ratings Services, increasing our credit risk associated with these customers. Please read Part II, Item 1A. “Risk Factors—Risks Related to Our Project Agreements—We rely on a limited number of offtake counterparties and we are exposed to the risk that they are unwilling or unable to fulfill their contractual obligations to us or that they otherwise terminate their offtake agreements with us” and Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Related Parties—Maryland Solar Lease Arrangement.”

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

The projects in our Portfolio are generally unaffected by the trends discussed above, given that all of the electricity to be generated by our projects are sold under fixed-price offtake agreements, which, as of May 31, 2017, have a weighted average remaining life of approximately 19.6 years. In addition, our near-term growth strategy is also largely insulated from the trends discussed above. We expect that most of our short-term growth will come from opportunities to acquire the ROFO Projects, all of which will have executed power sale agreements at the time of any acquisition by us.

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

Results of Operations

	Three Months Ended		Six Months Ended
	(unaudited)		(unaudited)
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Revenues:
Operating revenues	$16,678	$13,517	$26,575	$20,619
Total revenues	16,678	13,517	26,575	20,619
Operating costs and expenses:
Cost of operations	2,110	1,759	4,332	3,025
Selling, general and administrative	1,942	1,656	3,844	3,292
Depreciation and accretion	6,892	5,388	13,655	10,014
Acquisition-related transaction costs	18	829	31	1,662
Total operating costs and expenses	10,962	9,632	21,862	17,993
Operating income	5,716	3,885	4,713	2,626
Other expense (income):
Interest expense	5,874	3,051	11,369	5,924
Interest income	(294)	(328)	(565)	(613)
Other expense (income)	37	(334)	(797)	(260)
Total other expense, net	5,617	2,389	10,007	5,051
Income (loss) before income taxes and equity in earnings of unconsolidated investees	99	1,496	(5,294)	(2,425)
Income tax provision	(2,315)	(6,681)	(2,848)	(10,218)
Equity in earnings of unconsolidated investees	9,359	5,024	9,965	5,429
Net income (loss)	7,143	(161)	1,823	(7,214)
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	3,757	(10,183)	(2,424)	(22,544)
Net income attributable to 8point3 Energy Partners LP Class A shares	$3,386	$10,022	$4,247	$15,330

Three and Six Months Ended May 31, 2017 Compared to Three and Six Months Ended May 31, 2016

Revenues

	Three Months Ended		Six Months Ended
	(unaudited)		(unaudited)
(in thousands)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Operating revenues	$16,678	$13,517	$26,575	$20,619
Total revenues	$16,678	$13,517	$26,575	$20,619

Over 90% of our operating revenues for both the three and six months ended May 31, 2017 and May 31, 2016, were comprised of lease revenue from our utility-scale assets, C&I assets and Residential Portfolio. The Partnership’s only revenue streams not from the leasing of solar power systems are from the sale and delivery of SRECs to an unaffiliated party. All revenues for the periods presented were generated in the United States.

Residential systems are leased under lease agreements which are classified for accounting purposes either as sales-type leases or operating leases. As all the leases owned by the Predecessor were placed into service prior to fiscal 2015, all revenue related to the NPV of the minimum lease payments for sales-type leases has been recognized as of December 28, 2014. Accordingly, other than interest revenue, we had no sales-type lease revenue on our unaudited condensed consolidated financial statements for the three and six months ended May 31, 2017 and May 31, 2016.

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

Total revenues increased by $3.2 million, or 23%, for the three months ended May 31, 2017 as compared to the three months ended May 31, 2016, and increased by $6.0 million, or 29%, for the six months ended May 31, 2017 as compared to the six months ended May 31, 2016, due to (i) lease revenue generated from the Macy’s Maryland Project, the Kern Phase 1(b) Assets and the Kern Phase 2(a) Assets, which were acquired and commenced operations subsequent to the second quarter of fiscal 2016, and (ii) revenue recognized under the SREC Sales Agreement.

Operating Costs and Expenses

	Three Months Ended		Six Months Ended
	(unaudited)		(unaudited)
(in thousands)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Cost of operations	$2,110	$1,759	$4,332	$3,025
Selling, general and administrative	1,942	1,656	3,844	3,292
Depreciation and accretion	6,892	5,388	13,655	10,014
Acquisition-related transaction costs	18	829	31	1,662
Total operating costs and expenses	$10,962	$9,632	$21,862	$17,993
Total operating costs and expenses as a percentage of revenues	65.7%	71.3%	82.3%	87.3%

Cost of Operations: Cost of operations primarily includes expenses related to O&M agreements and land lease expenses. The increase of $0.4 million, or 20%, for the three months ended May 31, 2017 as compared to the three months ended May 31, 2016, and the increase of $1.3 million, or 43%, for the six months ended May 31, 2017 as compared to the six months ended May 31, 2016, was primarily driven by (i) increased expenses associated with operating the solar power systems due to the Macy’s Maryland Project, the Kern Phase 1(b) Assets, and the Kern Phase 2(a) Assets, which were acquired subsequent to the second quarter of fiscal 2016, and (ii) costs associated with the sale and delivery of SRECs.

Selling, General and Administrative: SG&A expense primarily includes operating expenses such as audit, legal, insurance, independent board of directors services and fees under the AMAs and MSAs with our Sponsors. The increase of $0.3 million, or 17%, for the three months ended May 31, 2017 as compared to the three months ended May 31, 2016, and the increase of $0.6 million, or 17%, for the six months ended May 31, 2017 as compared to the six months ended May 31, 2016, was primarily driven by additional expenses associated with operating the solar power systems due to the acquisitions of the Macy’s Maryland Project, the Kern Phase 1(b) Assets, and the Kern Phase 2(a) Assets subsequent to the second quarter of fiscal 2016.

Depreciation and Accretion: Depreciation expense reflects costs associated with depreciation of our solar power system assets that have been placed in service. The increase of $1.5 million, or 28% for the three months ended May 31, 2017 as compared to the three months ended May 31, 2016, and the increase of $3.6 million, or 36%, for the six months ended May 31, 2017 as compared to the six months ended May 31, 2016, was primarily driven by the commencement of operations, and related depreciation, of the Macy’s Maryland Project, the Kern Phase 1(b) Asset, and the Kern Phase 2(a) Assets subsequent to the second quarter of fiscal 2016.

Acquisition-related Transaction Costs: Acquisition-related transactions costs represent legal and consulting fees incurred in connection with the acquisitions. The decrease of $0.8 million, or 98%, for the three months ended May 31, 2017 as compared to the three months ended May 31, 2016, and the decrease of $1.6 million, or 98%, for the six months ended May 31, 2017 as compared to the six months ended May 31, 2016, was primarily driven by the fees incurred in connection with the Kern Phase 1(a) Acquisition in January 2016, the Kingbird Acquisition in March 2016 and the Hooper Acquisition in April 2016. Transaction costs associated with acquiring the Kern Project Entity were primarily incurred by the Partnership in connection with the initial phase of the acquisition which occurred in the first half of fiscal 2016.

Other Expense, net

	Three Months Ended		Six Months Ended
	(unaudited)		(unaudited)
(in thousands)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Interest expense	$5,874	$3,051	$11,369	$5,924
Interest income	(294)	(328)	(565)	(613)
Other expense (income)	37	(334)	(797)	(260)
Total other expense, net	$5,617	$2,389	$10,007	$5,051
Total other expense, net as a percentage of revenues	33.7%	17.7%	37.7%	24.5%

Interest Expense: Cash interest expense for the three and six months ended May 31, 2017 relates to fees associated with outstanding borrowings under OpCo’s senior secured credit facility and the Stateline Promissory Note. Cash interest expense for the three and six months ended May 31, 2016 relates to fees associated with outstanding borrowings under OpCo’s senior secured credit. Non-cash interest expense for the three and six months ended May 31, 2017 and May 31, 2016 relates to debt issuance costs associated with OpCo’s senior secured credit facility. Please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 7— Debt and Financing Obligations” for rates and borrowing activity. The interest incurred related to our projects that are under construction is not reflected as an expense in the unaudited condensed consolidated statements of operations, as it is capitalized to construction-in-progress until the solar power system is ready for its intended use.

Interest expense for the three and six months ended May 31, 2017 included non-cash interest expense of $0.3 million and $0.5 million, respectively, and cash interest expense of $5.6 million and $10.9 million, respectively. Interest expense for the three and six months ended May 31, 2016 included non-cash interest expense of less than $0.1 million and $0.1 million, respectively, and cash interest expense of $3.0 million and $5.8 million, respectively.

Non-cash interest expense increased $0.2 million for the three months ended May 31, 2017 as compared to the three months ended May 31, 2016, and increased $0.4 million for the six months ended May 31, 2017 as compared to the six months ended May 31, 2016, primarily due to the debt issuance costs associated with the additional drawdowns of our $250.0 million incremental term loan facility and $57.0 million of our revolving credit facility. Cash interest expense increased $2.6 million, or 86%, for the three months ended May 31, 2017 as compared to the three months ended May 31, 2016, and increased $5.1 million, or 87%, for the six months ended May 31, 2017 as compared to the six months ended May 31, 2016, primarily due the Stateline Promissory Note issued on December 1, 2016, as well as fees associated with additional drawdowns under the $250.0 million incremental term loan facility and $57.0 million revolving credit facility.

Interest Income:  Interest income represents the accrued interest on reimbursable network upgrade costs related to the Quinto Project and the Kingbird Project. These costs plus accrued interest are reimbursable by the applicable utility company over five years when the project achieves commercial operation. Interest income was $0.3 million for both the three months ended May 31, 2017 and May 31, 2016, and $0.6 million for both the six months ended May 31, 2017 and May 31, 2016.

Other Expense (Income):  Other expense for the three months ended May 31, 2017 of less than $0.1 million relates to the unrealized loss related to the mark-to-market valuation adjustment of interest rate swaps associated with our term loan facility. Other income for the six months ended May 31, 2017 of $0.8 million relates to (i) a $0.6 million unrealized gain related to the mark-to-market valuation adjustment of interest rate swaps associated with our term loan facility, and (ii) $0.1 million of payments received under the Partnership’s O&M agreement with First Solar associated with performance of certain projects. Other income in both the three and six months ended May 31, 2016 relates to $0.3 million unrealized gain related to the mark-to-market valuation adjustment of interest rate swaps associated with our term loan facility. We enter into interest rate swap agreements to economically hedge the cash flows on our term loan facility. The changes in fair value are recorded in other expense (income), net in the unaudited condensed consolidated statement of operations as these hedges are not accounted for under hedge accounting.

Income Tax Provision

	Three Months Ended		Six Months Ended
	(unaudited)		(unaudited)
(in thousands)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Income tax provision	$2,315	$6,681	$2,848	$10,218
Income tax provision as a percentage of revenues	13.9%	49.4%	10.7%	49.6%

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

The decrease in income tax provision as a percentage of revenues for the three months ended May 31, 2017 of 13.9% compared to 49.4% for the three months ended May 31, 2016 is the result of (i) an increase in equity in earnings of unconsolidated affiliates, and (ii) lower income before income taxes for the three months ended May 31, 2017 of $0.1 million compared to income before income taxes of $1.5 million for the three months ended May 31, 2016.

The decrease in income tax provision as a percentage of revenues for the six months ended May 31, 2017 of 10.7% compared to 49.6% for the six months ended May 31, 2016 is the result of (i) an increase in equity in earnings of unconsolidated affiliates, and (ii) higher losses before income taxes for the six months ended May 31, 2017 of $5.3 million compared to losses before income taxes of $2.4 million for the six months ended May 31, 2016.

Equity in Earnings of Unconsolidated Investees

	Three Months Ended		Six Months Ended
	(unaudited)		(unaudited)
(in thousands)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Equity in earnings of unconsolidated investees	$9,359	$5,024	$9,965	$5,429
Equity in earnings of unconsolidated investees as a percentage of revenues	56.1%	37.2%	37.5%	26.3%

Equity in earnings of unconsolidated investees represents our proportionate share of the earnings and losses from our minority membership interests accounted for as equity method investments, including SG2 Holdings, North Star Holdings, Lost

Hills Blackwell Holdings, Henrietta Holdings and Stateline Holdings. We own a 49% ownership interest in each of SG2 Holdings, North Star Holdings, Lost Hills Blackwell Holdings and Henrietta Holdings, and a 34% ownership interest in Stateline Holdings. Henrietta Holdings and Stateline Holdings were acquired subsequent to the second quarter of fiscal 2016.

Net Income (loss) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended		Six Months Ended
	(unaudited)		(unaudited)
(in thousands)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	$3,757	$(10,183)	$(2,424)	$(22,544)
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests as a percentage of net revenues	22.5%	(75.3)%	(9.1)%	(109.3)%

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

Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests for the three and six months ended May 31, 2017 included a net loss of $6.7 million and $15.5 million, respectively, attributable to noncontrolling interests and redeemable noncontrolling interests related to our tax equity financing facilities with third-party investors under which the parties invest in entities that hold the solar power systems, partially offset by net income of $10.5 million and $13.1 million, respectively, attributable to our Sponsors as a result of their economic ownership in OpCo. Net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the three and six months ended May 31, 2016 included a net loss of $52.9 million and $87.8 million, respectively, attributable to noncontrolling interests and redeemable noncontrolling interests related to our tax equity financing facilities with third-party investors under which the parties invest in entities that hold the solar power systems, partially offset by net income of $42.7 million and $65.3 million, respectively, attributable to our Sponsors as a result of their economic ownership in OpCo.

Cash Flows

Six Months Ended May 31, 2017 Compared to Six Months Ended May 31, 2016

A summary of the sources and uses of cash and cash equivalents is as follows:

	Six Months Ended
	(unaudited)
(in thousands)	May 31, 2017	May 31, 2016
Net cash provided by operating activities	$24,980	$13,627
Net cash used in investing activities	(285,246)	(115,638)
Net cash provided by financing activities	256,638	65,225

Operating Activities

Net cash provided by operating activities for the six months ended May 31, 2017 was $25.0 million and was primarily the result of: (i) a net income of $1.8 million (ii) $10.0 million in cash distributions received from equity method investees that were classified in operating activities as returns on the investments; (iii) adjustment for non-cash charges of $17.3 million, including $13.9 million depreciation of operating lease assets and solar power systems and amortization of intangible assets, a $2.8 million charge for deferred income taxes, a $0.5 million charge for amortization of debt issuance costs, and a $0.1 million of share-based compensation; (iv) a $7.1 million decrease in prepaid expenses and other current assets; and (v) a $1.1 million increase in accounts payable and other accrued liabilities. This was partially offset by: (i) $1.6 million increase in accounts receivable and financing receivable, net; (ii) a $0.1 million decrease in deferred revenue on operating leases; and (iii) adjustments for non-cash income of $10.6 million, including $10.0 million equity in earnings of unconsolidated investees and $0.6 million mark-to-market gain on interest rate swaps.

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

Investing Activities

Net cash used in investing activities for the six months ended May 31, 2017 was $285.2 million and was primarily the result of: (i) $304.5 million net cash paid for the acquisitions of the Stateline Project, the Kern Phase 1(a) Assets, the Kern Phase 2(a) Assets, the Kern Phase 2(b) Assets, and the Macy’s Maryland Project; (ii) capital expenditures of $0.1 million, which were due to the purchases of property and equipment. These outflows were offset by $19.3 million in distributions from unconsolidated investees classified in investing activities as returns of the investments.

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

Financing Activities

Net cash provided by financing activities for the six months ended May 31, 2017 was $256.6 million due to: (i) a $250.0 million draw down under the incremental term loan facility in connection with the Stateline Acquisition; (ii) a $34.0 million draw down under the revolving credit facility; and (iii) $18.8 million of cash contributions from tax equity investors. These cash inflows were partially offset by: (i) $25.8 million of cash distributions to our Sponsors as OpCo’s common and subordinated unitholders; (ii) $14.2 million of cash distributions to our Class A shareholders; (iii) $4.2 million of cash distributions to tax equity investors; and (iv) the repayment of the $2.0 million Short-term Note to First Solar.

Net cash provided by financing activities for the six months ended May 31, 2016 was $65.2 million and was primarily the result of: (i) $65.0 million proceeds from issuance of bank loans, net of issuance costs, including $40.0 million from the revolving credit facility and $25.0 million from the delayed draw term loan facility; (ii) $10.0 million in capital contributions from SunPower as an indemnity per the Amended and Restated Omnibus Agreement for a short-fall associated with reimbursable costs for the Quinto Project network upgrade; and (iii) $0.4 million of cash contributions from tax equity investors. These cash inflows were partially offset by: (i) $8.8 million of cash distributions to our Class A shareholders; and (ii) $1.3 million of cash distributions to tax equity investors.

Liquidity and Capital Resources

Our liquidity as of May 31, 2017 was $58.7 million, consisting of $10.6 million cash on hand and $48.1 million of available capacity under our five-year revolving credit facility.

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

Term Loans, Delayed Draw Term Loan, Revolving Credit Facility and Stateline Promissory Note

On June 5, 2015, OpCo entered into a $525.0 million credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility and a $200.0 million revolving credit facility. On April 6, 2016, the parties thereto amended the credit facility (i) to provide for the lenders’ consent to the Omnibus Agreement, (ii) to expand OpCo’s ability to further amend the Omnibus Agreement without lender consent in the future, subject to certain conditions, (iii) to permit certain customary restrictions on transfers of the equity interests of certain Project Entities, which are jointly owned, indirectly, by OpCo and SunPower, (iv) to supplement the Pledge and Security Agreement between the parties in light of the foregoing amendment, and (v) to make certain clarifying modifications to definitions and cross references. On September 30, 2016, OpCo entered into the Joinder Agreement under its existing senior secured credit facility, pursuant to which OpCo obtained a new $250.0 million incremental term loan facility, increasing the maximum borrowing capacity under the credit facility to $775.0 million.

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

OpCo’s credit facility also contains covenants requiring us to maintain the following financial ratios: (i) a debt to cash flow ratio (as more fully defined in the credit facility) of not more than (a) 6.00 to 1.00 for the fiscal quarters ending November 30, 2016 through November 30, 2017, and (b) 5.50 to 1.00 for each fiscal quarter ending thereafter; and (ii) a debt service coverage ratio (as more fully defined in the credit facility) of not less than 1.75 to 1.00. In addition, an event of default occurs under the credit facility upon a change of control. The credit facility defines a change of control as occurring when, among other things, (i) the Sponsors (or either of them) cease to direct the management, directly or indirectly, of us or OpCo, or (ii) the Sponsors collectively cease to own 35% of the economic interest in OpCo. On April 5, 2017, First Solar notified our general partner’s board of directors of its intention to explore alternatives related to its interests in the Partnership.  Following such announcement, SunPower also notified our general partner’s board of directors that it is exploring alternatives related to its interests in the Partnership, including but not limited to seeking a potential new partner in the Partnership.  Although our Sponsors have publicly announced their current intentions, there is no assurance that either or both of our Sponsors will pursue or effect any particular alternative. In addition, the credit facility contains customary non-financial covenants and certain restrictions that will limit the Partnership’s, OpCo’s and certain of the Partnership’s and its domestic subsidiaries’ ability to, among other things, incur or guarantee additional debt and to make distributions on or redeem or repurchase OpCo common units. The Joinder Agreement amended OpCo’s credit facility to permit OpCo to incur up to $50.0 million in subordinated indebtedness from First Solar or its affiliate to pay a portion of the purchase price for the Stateline Project.  As of May 31, 2017, the Partnership was in compliance with its debt covenants.

OpCo’s credit facility is collateralized by a pledge over the equity of OpCo and certain of its subsidiaries. The Partnership and each of OpCo’s subsidiaries, other than certain non-guarantor subsidiaries, have guaranteed the obligations of OpCo under the credit facility.

On December 1, 2016, in connection with the Stateline Acquisition, OpCo issued the Stateline Promissory Note to First Solar in the principal amount of $50.0 million. The Stateline Promissory Note is unsecured and matures on the date that is six months after the maturity date under OpCo’s credit facility. Interest will accrue at a rate of four percent 4.00% per annum, except it will accrue at a rate of six percent 6.00% per annum (i) upon the occurrence and during the continuation of a specified event of default and (ii) in respect of amounts accrued as payments-in-kind pursuant to the terms of the note.

As of May 31, 2017, OpCo had outstanding borrowings of the $300.0 million under the term loan facility, $250.0 million under the incremental term loan facility, $25.0 million under the delayed draw term loan facility, $97.0 million under the revolving credit facility, approximately $54.9 million of letters of credit outstanding under the revolving credit facility, and $50.0 million Stateline Promissory Note. The remaining portion of the revolving credit facility is undrawn as of May 31, 2017.

ATM Program

On January 30, 2017, the Partnership established the ATM Program under which the Partnership may sell its Class A shares from time to time through the ATM Agents up to an aggregate sales price of $125.0 million.  The Partnership may also sell its Class A shares to any ATM Agent, as principal for its own account, at a price agreed upon at the time of the sale.  The Partnership will use the net proceeds from sales under the ATM Program to purchase a number of common units in OpCo equal to the number of Class A shares issued under the ATM Program. OpCo may use the proceeds for general corporate purposes, which may include, among other things, repaying borrowings under the Stateline Promissory Note and OpCo’s credit facilities, and funding working capital or acquisitions. No shares were issued under the ATM Program during the six months ended May 31, 2017.

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
Contractual Obligations
The following table summarizes our contractual obligations as of May 31, 2017:

		Payments Due by Period
(in thousands)	Total	2017 (remaining six months)	2018-2019	2020-2021	Beyond 2021
Land use commitments (1)	$63,530	$742	$3,015	$3,524	$56,249
Term loan (2)	328,040	4,421	18,316	305,303	—
Incremental term loan (3)	273,660	3,869	15,435	254,356	—
Delayed draw term loan facility (4)	27,366	387	1,543	25,436	—
Revolving credit facility (4)	106,180	1,501	5,989	98,690	—
Stateline Promissory Note (5)	57,152	3,151	8,395	45,606	—
Total contractual obligations	$855,928	$14,071	$52,693	$732,915	$56,249

(1)
Land use commitments primarily relate to a non-cancellable operating lease for the Quinto Project and two operating leases for the Kingbird Project, and are equal to the minimum lease and easement payments to landowners for the right to use the land upon which solar power systems are located.

(2)
Includes $300.0 million of borrowings outstanding under the term loan facility entered into by OpCo on June 5, 2015 (in connection with our IPO) which will mature on or about June 5, 2020, at which point all amounts outstanding under the term loan facility will become due. From August 31, 2016 to August 31, 2018, which is the term of the interest rate swap, the interest payments are estimated based on the fixed swap interest rate of 0.85% plus the 2% margin for the notional amount of $250.0 million. From January 7, 2017 to August 31, 2018, which is the term of the interest rate swap, the interest payments are estimated based on the fixed swap interest rate of 1.16% plus the 2% margin for the notional amount of $40.0 million. The interest payments for the remaining $10.0 million notional amount through the maturity date, and the full amount outstanding thereafter, are estimated based on the floating cash interest rate of approximately 3.04% per annum effective as of May 31, 2017.

(3)
Includes $250.0 million of borrowings outstanding under the incremental term loan facility entered into by OpCo on September 30, 2016 (in connection with the Joinder Agreement under its existing senior secured credit facility) which will mature on or about June 5, 2020, at which point all amounts outstanding under the incremental term loan facility will become due. The interest payments for the $250.0 million notional amount through the maturity date, and the full amount outstanding thereafter, are estimated based on the floating cash interest rate of approximately 3.04% per annum effective as of May 31, 2017.

(4)
Includes $25.0 million of borrowings outstanding under the delayed draw term loan facility and $97.0 million of borrowings outstanding under the revolving credit facility entered into by OpCo on June 5, 2015, which will mature on or about June 5, 2020, at which point all amounts outstanding under the delayed draw term loan facility and the revolving credit facility will become due. The interest payments for the $122.0 million notional amount through the maturity date, and the full amount outstanding thereafter, are estimated based on the floating cash interest rate of approximately 3.04% per annum effective as of May 31, 2017.

(5)
Includes $50.0 million of borrowings outstanding under the Stateline Promissory Note by OpCo to First Solar on December 1, 2016 which will mature on December 5, 2020. Interest payments are estimated based on a rate of 4.00% per annum.

Off-Balance-Sheet Arrangements
As of May 31, 2017, we did not have any significant off-balance-sheet arrangements.

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

Credit Risk

Credit risk relates to the risk of loss resulting from non-performance or non-payment by offtake counterparties under the terms of their contractual obligations, thereby impacting the amount and timing of expected cash flows. We monitor and manage credit risk through credit policies that include the use of credit mitigation measures such as having a diversified portfolio of offtake counterparties. However, there are a limited number of offtake counterparties under our offtake agreements, which offtake counterparties are entities engaged in the energy industry, and this concentration may impact the overall exposure to credit risk, either positively or negatively, in that the offtake counterparties may be similarly affected by changes in economic, industry or other conditions. If any of these offtake agreement customers’ receivable balances in the future should be deemed uncollectible, it could have a material adverse effect on our forecasted cash flows. As of May 31, 2017 and November 30, 2016, two offtake counterparties were placed on CreditWatch by Standard & Poor’s Ratings Services, increasing our credit risk associated with these customers. Please read Part II, Item 1A. “Risk Factors—We rely on a limited number of offtake counterparties and we are exposed to the risk that they are unwilling or unable to fulfill their contractual obligations to us or that they otherwise terminate their offtake agreements with us” and Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Related Parties—Maryland Solar Lease Arrangement.”

Credit risk under the residential lease program is limited because customers are required to have a minimum FICO credit score at the time of initial contract, the existing customer base is of high credit quality with an average FICO credit score of 765 at the time of initial contract, the program has a large number of customers with small account balances for each, and the customers are diversified geographically within the United States. As of May 31, 2017, we do not believe we had significant credit risk under the residential lease program.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of May 31, 2017, the outstanding principal balance of our variable interest borrowings was $672.0 million of which $382.0 million is unhedged.  An immediate 10% increase in interest rates would have an increase of approximately $1.2 million of annualized interest expenses on our unaudited condensed consolidated financial statements. This increase was mitigated by interest rate swaps that we entered into on August 31, 2016 and January 5, 2017 in connection with our term loan facility, which covered $250.0 million and $40.0 million, respectively, of the $672.0 million outstanding principal balance. As of May 31, 2017, our investment portfolio consisted of 100% in demand deposits.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 31, 2017 at a reasonable assurance level.

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

For example, FirstEnergy, our offtake counterparty with respect to the Maryland Solar Project, had its credit rating downgraded multiple times in 2016. As of January 23, 2017, the credit rating of FirstEnergy was Caa1 and CCC+ by Moody’s

Investors Service and Standard & Poor’s Ratings Services, respectively, both of which are significantly below investment grade. On May 10, 2017, the credit rating of FirstEnergy was further downgraded from CCC+ to CCC by Standard & Poor’s Ratings Services. In addition, Standard & Poor’s Ratings Services placed FirstEnergy on CreditWatch with negative implications, based on a $1.51 billion pretax impairment charge that the company’s competitive business will incur from the deactivation of several coal units. In November 2016, FirstEnergy Corp., the parent of FirstEnergy, announced a strategic review of its competitive business, pursuant to which the company would seek to move away from competitive markets. In addition, Standard & Poor’s Ratings Services also placed another of our offtake counterparties, Macy’s, on CreditWatch in January 2016 and on CreditWatch negative on January 5, 2017. FirstEnergy’s annual report on Form 10-K for the year ended December 31, 2016 reported a substantial uncertainty as to their ability to continue as a going concern. Both First Energy and Macy’s remain on Standard & Poor’s Ratings Services under CreditWatch.

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

While as of May 31, 2017, both FirstEnergy and Macy’s are current with respect to payments due under the PPAs for the Maryland Solar Project, the Macy’s California Project and the Macy’s Maryland Project, as applicable, a failure by such offtake counterparties to fulfill their obligations under their respective PPAs, or any restructuring of their obligations pursuant to bankruptcy or similar proceedings, could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our Class A shareholders.

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
2.1
Letter Agreement dated June 9, 2017, by and between 8point3 Operating Company, LLC and SunPower Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2017).

10.1
Amendment No. 7 to Amended and Restated Omnibus Agreement dated June 9, 2017, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2017).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

8point3 Energy Partners LP

		By:	8point3 General Partner, LLC
its general partner

Date:	June 29, 2017	By:	/s/ BRYAN SCHUMAKER
Bryan Schumaker
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
2.1
Letter Agreement dated June 9, 2017, by and between 8point3 Operating Company, LLC and SunPower Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2017).

10.1
Amendment No. 7 to Amended and Restated Omnibus Agreement dated June 9, 2017, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2017).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith