Form 10-Q
period 2017-08-31
8point3 Energy Partners LP
filed 2017-10-04
CIK 1635581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________

FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
As of October 2, 2017, the registrant had outstanding 28,084,935 Class A shares representing limited partner interests and 51,000,000 Class B shares representing limited partner interests.

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

“Kern Purchase Agreement" refers to the Purchase, Sale and Contribution Agreement, dated as of January 26, 2016, between OpCo and SunPower, as amended.

“Kern Remaining Assets” refers to the certain assets of the Kern Project, with a nameplate capacity of up to approximately 3 MW, which may be acquired by the Partnership if certain conditions precedent set forth in the Kern Letter Agreement are satisfied.

“Kern Project” refers to the solar energy project located in Kern County, California, that is held by the Kern Project Entity and has an aggregate nameplate capacity of up to approximately 21 MW. OpCo’s acquisition of the Kern Project is being effectuated in phases, with the closing for the Kern Phase 1(a) Assets having occurred on January 26, 2016 (the “Kern Phase 1(a) Acquisition”), the closing for the Kern Phase 1(b) Assets having occurred on September 9, 2016 (the “Kern Phase 1(b) Acquisition”), the closing for the Kern Phase 2(a) Assets having occurred on November 30, 2016 (the “Kern Phase 2(a) Acquisition”), the closing for the Kern Phase 2(b) Assets having occurred on February 24, 2017 (the “Kern Phase 2(b) Acquisition”), and the closing for the Kern Phase 2(c) Assets having occurred on June 9, 2017 (the “Kern Phase 2(c) Acquisition”), and in the event that the conditions precedent set forth in the Kern Letter Agreement are met, the closing for the Kern Remaining Assets at a future closing date on or prior to September 30, 2017.

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

“PG&E” refers to Pacific Gas and Electric Company.

“Portfolio” refers to, collectively, our portfolio of solar energy projects as of August 31, 2017, which consists of the Henrietta Project, the Hooper Project, the Kern Phase 1(a) Assets, the Kern Phase 1(b) Assets, the Kern Phase 2(a) Assets, the Kern Phase 2(b) Assets, the Kern Phase 2(c) Assets, the Kingbird Project, the Lost Hills Blackwell Project, the Macy’s California Project, the Macy’s Maryland Project, the Maryland Solar Project, the North Star Project, the Quinto Project, the Solar Gen 2 Project, the Stateline Project, the RPU Project, the UC Davis Project and the Residential Portfolio.

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

“Quinto Project Entity” refers to Solar Star California XIII, LLC.

“Residential Portfolio” refers to the approximately 5,800 solar installations located at homes in Arizona, California, Colorado, Hawaii, Massachusetts, New Jersey, New York, Pennsylvania and Vermont, that is held by the Residential Portfolio Project Entity and has an aggregate nameplate capacity of 38 MW.

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

“SunPower ROFO Projects” refers to, collectively, the projects set forth in the chart in Part I, Item 1 of the 2016 10-K, under the heading “Business—Our Portfolio—ROFO Projects” with SunPower listed as the Developing Sponsor and as to which we have a right of first offer under the SunPower ROFO Agreement should SunPower decide to sell them (but excluding SunPower’s interest in the El Pelicano project, as further described in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Related Parties”, and SunPower's interest in the Boulder Solar 1 project, as further described in Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Related Parties”).

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

8point3 Energy Partners LP
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	August 31, 2017	November 30, 2016
Assets
Current assets:
Cash and cash equivalents	$10,361	$14,261
Accounts receivable and short-term financing receivables, net	10,882	5,401
Prepaid and other current assets[1]	12,312	15,745
Total current assets	33,555	35,407
Property and equipment, net	719,868	720,132
Long-term financing receivables, net	77,484	80,014
Investments in unconsolidated affiliates	791,985	475,078
Other long-term assets	21,459	24,432
Total assets	$1,644,351	$1,335,063
Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities[1]	$6,565	$23,771
Short-term debt and financing obligations[1]	2,201	1,964
Deferred revenue, current portion	1,527	870
Total current liabilities	10,293	26,605
Long-term debt and financing obligations[1]	709,989	384,436
Deferred revenue, net of current portion	128	308
Deferred tax liabilities	38,591	30,733
Asset retirement obligations	14,796	13,448
Other long-term liabilities	1,853	—
Total liabilities	775,650	455,530
Redeemable noncontrolling interests	17,346	17,624
Commitments and contingencies (Note 5)
Equity:
Class A shares, 28,084,935 and 28,072,680 issued and outstanding as of August 31, 2017 and November 30, 2016, respectively	249,306	249,138
Class B shares, 51,000,000 issued and outstanding as of August 31, 2017 and November 30, 2016	—	—
Accumulated earnings	12,550	22,440
Total shareholders' equity attributable to 8point3 Energy Partners LP	261,856	271,578
Noncontrolling interests	589,499	590,331
Total equity	851,355	861,909
Total liabilities and equity	$1,644,351	$1,335,063

1
The Partnership has related-party balances for transactions made with the Sponsors and tax equity investors. Related-party balances recorded within “Prepaid and other current assets” in the unaudited condensed consolidated balance sheets were $0.8 million and $0.9 million as of August 31, 2017 and November 30, 2016, respectively. Related-party balances recorded within “Accounts payable and other current liabilities” in the unaudited condensed consolidated balance sheets were $3.5 million and $19.7 million due to Sponsors as of August 31, 2017 and November 30, 2016, respectively, and $0.9 million and $1.0 million due to tax equity investors as of August 31, 2017 and November 30, 2016, respectively. Related-party balances recorded within “Short-term debt and financing obligations” and “Long-term debt and financing obligations” in the unaudited condensed consolidated balance sheets were $2.2 million and $47.8 million, respectively, as of August 31, 2017, and $2.0 million and zero, respectively, as of November 30, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Revenues:
Operating revenues[1]	$27,744	$26,116	$54,319	$46,735
Total revenues	27,744	26,116	54,319	46,735
Operating costs and expenses[1]:
Cost of operations	2,064	1,928	6,396	4,953
Selling, general and administrative	2,050	1,804	5,894	5,096
Depreciation and accretion	7,220	6,311	20,875	16,325
Acquisition-related transaction costs	19	599	50	2,261
Total operating costs and expenses	11,353	10,642	33,215	28,635
Operating income	16,391	15,474	21,104	18,100
Other expense (income):
Interest expense	6,060	3,199	17,429	9,123
Interest income	(304)	(296)	(869)	(909)
Other expense (income)	283	(291)	(514)	(551)
Total other expense, net	6,039	2,612	16,046	7,663
Income before income taxes and equity in earnings of unconsolidated investees	10,352	12,862	5,058	10,437
Income tax provision	(5,012)	(5,063)	(7,860)	(15,281)
Equity in earnings of unconsolidated investees	23,322	8,075	33,287	13,504
Net income	28,662	15,874	30,485	8,660
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	21,189	8,281	18,765	(14,263)
Net income attributable to 8point3 Energy Partners LP Class A shares	$7,473	$7,593	$11,720	$22,923
Net income per Class A share:
Basic	$0.27	$0.38	$0.42	$1.15
Diluted	$0.27	$0.38	$0.42	$1.15
Distributions per Class A share:	$0.26	$0.23	$0.77	$0.67
Weighted average number of Class A shares:
Basic	28,081	20,015	28,077	20,011
Diluted	43,581	35,515	43,577	35,511

1
The Partnership has related-party activities for transactions made with the Sponsors. Related party transactions recorded within “Operating revenues” in the unaudited condensed consolidated statement of operations were $1.3 million for each of the three months ended August 31, 2017 and August 31, 2016, and $3.9 million for each of the nine months ended August 31, 2017 and August 31, 2016. Related party transactions recorded within “Operating costs and expenses” in the unaudited condensed consolidated statement of operations were $2.1 million and $1.9 million for the three months ended August 31, 2017 and August 31, 2016, respectively, and $6.3 million and $5.0 million for the nine months ended August 31, 2017 and August 31, 2016, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP
Condensed Consolidated Statements of Redeemable Noncontrolling Interests and Equity
(In thousands, except share data)
(Unaudited)

	Redeemable						Total
	Noncontrolling	Class A Shares		Class B Shares		Accumulated	Shareholders'	Noncontrolling	Total
	Interests	Shares	Amount	Shares	Amount	Earnings	Equity	Interest	Equity
Balance as of November 30, 2015	$89,747	20,007,281	$392,748	51,000,000	$—	$15,580	$408,328	$194,058	$602,386
Noncontrolling interests obtained through acquisition	—	—	—	—	—	—	—	40,128	40,128
Cash and accrued distributions to noncontrolling interests - tax equity investors	(3,580)	—	—	—	—	—	—	(3,574)	(3,574)
Issuance of Class A shares, net of issuance costs	—	8,050,000	113,325	—	—	—	113,325	—	113,325
Reclassification of noncontrolling interests due to issuance of Class A shares	—	—	(257,159)	—	—	—	(257,159)	257,159	—
Share-based compensation	—	15,399	224	—	—	—	224	—	224
Contributions from SunPower	—	—	—	—	—	—	—	9,973	9,973
Contributions from tax equity investors	—	—	—	—	—	—	—	50,507	50,507
Cash distributions to Class A shareholders	—	—	—	—	—	(20,241)	(20,241)	—	(20,241)
Cash distributions to Sponsors as OpCo unitholders	—	—	—	—	—	—	—	(12,271)	(12,271)
Net income (loss)	(68,543)	—	—	—	—	27,101	27,101	54,351	81,452
Balance as of November 30, 2016	$17,624	28,072,680	$249,138	51,000,000	$—	$22,440	$271,578	$590,331	$861,909
Noncontrolling interests obtained through acquisition	—	—	—	—	—	—	—	1,736	1,736
Cash and accrued distributions to noncontrolling interests - tax equity investors	(2,671)	—	—	—	—	—	—	(4,037)	(4,037)
Share-based compensation	—	12,255	168	—	—	—	168	—	168
Contributions from tax equity investors	—	—	—	—	—	—	—	24,353	24,353
Cash distributions to Class A shareholders	—	—	—	—	—	(21,610)	(21,610)	—	(21,610)
Cash distributions to Sponsors as OpCo unitholders	—	—	—	—	—	—	—	(39,255)	(39,255)
Net income	2,393	—	—	—	—	11,720	11,720	16,371	28,091
Balance as of August 31, 2017	$17,346	28,084,935	$249,306	51,000,000	$—	$12,550	$261,856	$589,499	$851,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	August 31, 2017	August 31, 2016
Cash flows from operating activities:
Net income	$30,485	$8,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	21,198	16,325
Unrealized gain on interest rate swap	(349)	(536)
Distributions from unconsolidated investees	32,892	15,130
Equity in earnings of unconsolidated investees	(33,287)	(13,504)
Deferred income taxes	7,858	15,281
Share-based compensation	168	168
Amortization of debt issuance costs	737	442
Other, net	1	270
Changes in operating assets and liabilities:
Accounts receivable and financing receivable, net	(2,830)	(4,290)
Prepaid and other assets	6,170	(1,398)
Deferred revenue	482	467
Accounts payable and other liabilities	734	806
Net cash provided by operating activities	64,259	37,821
Cash flows from investing activities:
Cash provided by (used in) purchases of property and equipment, net	(314)	1,415
Cash paid for acquisitions	(313,183)	(124,326)
Distributions from unconsolidated investees	13,575	653
Net cash used in investing activities	(299,922)	(122,258)
Cash flows from financing activities:
Proceeds from issuance of Class A shares, net of issuance costs	—	(201)
Proceeds from issuance of bank loans, net of issuance costs	283,999	64,991
Repayment of bank loans	(7,000)	—
Repayment of promissory note to First Solar	(1,964)	—
Capital contributions from SunPower	—	9,973
Cash distribution to Class A shareholders	(21,610)	(13,487)
Cash distributions to Sponsors as OpCo unit holders	(39,255)	—
Cash contributions from noncontrolling interests and redeemable noncontrolling interests - tax equity investors	24,353	372
Cash distributions to noncontrolling interests and redeemable noncontrolling interests - tax equity investors	(6,760)	(4,102)
Net cash provided by financing activities	231,763	57,546
Net decrease in cash and cash equivalents	(3,900)	(26,891)
Cash and cash equivalents, beginning of period	14,261	56,781
Cash and cash equivalents, end of period	$10,361	$29,890
Non-cash transactions:
Issuance by OpCo of promissory note to First Solar in connection with the Stateline Acquisition	$50,000	$—
Property and equipment acquisitions funded by liabilities	2,618	17,410
Settlement of related party payable by capital contribution from tax equity investor	—	46,837
Accrued distributions to noncontrolling interests and redeemable noncontrolling interests - tax equity investors	923	795
The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business

The Partnership

8point3 Energy Partners LP (together with its subsidiaries, the “Partnership”) is a limited partnership formed on March 3, 2015 under a master formation agreement by SunPower Corporation (“SunPower”) and First Solar, Inc. (“First Solar” and, together with SunPower, the “Sponsors”) to own, operate and acquire solar energy generation systems. As of August 31, 2017, 8point3 Energy Partners LP owned a controlling non-economic managing member interest in 8point3 Operating Company, LLC (“OpCo”) and a 35.5% limited liability company interest in OpCo, and the Sponsors collectively owned a noncontrolling 64.5% limited liability company interest in OpCo.

The following table provides an overview of the assets that comprise the Portfolio as of August 31, 2017:

Project	Location	Commercial Operation Date(1)	MW(ac) (2)	Counterparty	Remaining Term of Offtake Agreement (in years)(3)
Utility
Maryland Solar	Maryland	February 2014	20	FirstEnergy Solutions	15.6
Solar Gen 2	California	November 2014	150	San Diego Gas & Electric	22.2
Lost Hills Blackwell	California	April 2015	32	City of Roseville/Pacific Gas and Electric	26.3	(4)
North Star	California	June 2015	60	Pacific Gas and Electric	17.8
RPU	California	September 2015	7	City of Riverside	23.1
Quinto	California	November 2015	108	Southern California Edison	18.3
Hooper	Colorado	December 2015	50	Public Service Company of Colorado	18.3
Kingbird	California	April 2016	40	Southern California Public Power Authority(5)	18.7
Henrietta	California	October 2016	102	Pacific Gas and Electric	19.1
Stateline	California	August 2016	300	Southern California Edison	19.0
Commercial & Industrial
UC Davis	California	September 2015	13	University of California	18.0
Macy's California	California	October 2015	3	Macy's Corporate Services	18.2
Macy’s Maryland	Maryland	December 2016	5	Macy's Corporate Services	19.3
Kern(6)	California	September 2017	18	Kern High School District	19.5	(7)
Residential Portfolio	U.S. – Various	June 2014	38	Approx. 5,800 homeowners(8)	15.0	(9)
Total			946

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

(2)	The MW for the projects in which the Partnership owns less than a 100% interest or in which the Partnership is the lessor under any sale-leaseback financing are shown on a gross basis.

(3)	Remaining term of offtake agreement is measured from the later of August 31, 2017 or the expected COD of the applicable project.

(4)	Remaining term comprised of 1.3 years on a PPA with the City of Roseville, California, followed by a 25-year PPA with PG&E starting in 2019.

(5)	The Kingbird Project is subject to two separate PPAs with member cities of the Southern California Public Power Authority.

(6)
OpCo’s acquisition of the Kern Project is being effectuated in phases, with the closing of the first phase, reflecting a nameplate capacity of approximately 3 MW, having occurred on January 26, 2016, the closing of the second phase, reflecting a nameplate capacity of approximately 5 MW, having occurred on September 9, 2016, the closing of the third phase, reflecting a nameplate capacity of approximately 5 MW, having occurred on November 30, 2016, the closing of the fourth phase, reflecting a nameplate capacity of approximately 3 MW, having closed on February 24, 2017, and the closing of the fifth phase, reflecting a nameplate capacity of approximately 2 MW, having closed on June 9, 2017.

(7)	Remaining term is the weighted average duration of the five phases of the Kern Project.

(8)
Comprised of the approximately 5,800 solar installations located at homes in Arizona, California, Colorado, Hawaii, Massachusetts, New Jersey, New York, Pennsylvania and Vermont, that are held by the Residential Portfolio Project Entity and have an aggregate nameplate capacity of 38 MW.

(9)	Remaining term is the weighted average duration of all of the residential leases, in each case measured from August 31, 2017.

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

Since November 30, 2015, the partnership completed six acquisitions from its Sponsors, four from SunPower and two from First Solar.

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

Recently Adopted Accounting Pronouncements

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

Recent Accounting Pronouncements Not Yet Adopted

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

In March 2016, the FASB issued an update to the equity method investments guidance, which eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. This new guidance will be effective for the Partnership beginning on December 1, 2017 on a prospective basis. Early adoption is permitted. The Partnership is evaluating the impact of this standard on its consolidated financial statements and disclosures.

In February 2016, the FASB issued an update to the lease accounting guidance, which requires entities to begin recording assets and liabilities arising from substantially all leases on the balance sheet. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This new guidance will be effective for the Partnership in the first quarter of fiscal 2020 using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Partnership is evaluating the impact of this standard on its consolidated financial statements and disclosures.

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

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Note 2. Business Combinations

Acquisition accounting is dependent upon certain valuations and other studies that must be completed as of the acquisition date. The judgments made in the context of the purchase price allocation can materially impact the Partnership’s future results of operations. The Partnership’s purchase price allocations for acquisitions completed through November 30, 2016 are final and not subject to revision. For the acquisition completed during the nine months ended August 31, 2017, the valuation is based on the preliminary assessment of the fair values of the assets acquired, liabilities assumed and noncontrolling interests as of the acquisition date, and is subject to change as the Partnership obtains additional information for its estimates during the respective measurement period.

Kern Acquisition:

On January 26, 2016, OpCo and SunPower entered into the Kern Purchase Agreement, which was amended on September 28, 2016, November 30, 2016, February 24, 2017, and June 9, 2017, pursuant to which OpCo agreed to purchase an interest in the Kern Project. OpCo’s acquisition of the Kern Project is being effectuated in phases summarized below:

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

The aggregate purchase price for the acquisition is up to $36.7 million in cash, of which OpCo paid approximately $4.9 million on January 27, 2016 in connection with the closing of the first phase, approximately $9.2 million on September 9, 2016 in connection with the closing of the second phase, approximately $8.4 million on November 30, 2016 in connection with the closing of the third phase, approximately $6.0 million on February 24, 2017 in connection with the closing of the fourth phase, and approximately $3.2 million on June 9, 2017 in connection with the closing of the fifth phase. Please read "—Note 15—Subsequent Events” for further details.

In addition, on January 22, 2016, a subsidiary of the Kern Class B Partnership entered into a tax equity financing facility with a third-party investor, which allocates to OpCo a certain share of cash flows from the Kern Project pursuant to a distribution waterfall. Pursuant to this distribution waterfall, the tax equity investor is entitled to a monthly amount of project cash flow until a specified “flip” point is achieved. After the “flip” point, the cash allocations to OpCo increase. In addition, upon reaching the flip point, OpCo has a right to purchase the tax equity investor’s interests in the project for an amount that is not less than its fair market value. The tax equity investor made capital contributions to fund purchase price payments of approximately $29.2 million, of which $0.9 million, $1.8 million, $1.3 million, $6.7 million, $8.2 million, $6.3 million, and $4.0 million was paid on January 22, 2016, September 9, 2016, November 30, 2016, December 14, 2016, February 24, 2017, June 9, 2017, and September 28, 2017, respectively. For more information about the Partnership's tax equity structures in general, please read Part I, Item 1. “Business—Tax Equity Financing” of its 2016 10-K.

The Kern Phase 1(a) Acquisition, the Kern Phase 1(b) Acquisition, the Kern Phase 2(a) Acquisition, the Kern Phase 2(b) Acquisition, and the Kern Phase 2(c) Acquisition qualify as business combinations and the Partnership accounts for the transactions under the acquisition method. The purchase allocation of the identifiable assets acquired, liabilities assumed and noncontrolling interests of the Kern Phase 1(a) Assets, the Kern Phase 1(b) Assets, the Kern Phase 2(a) Assets, the Kern Phase 2(b) Assets, and the Kern Phase 2(c) Assets are disclosed in the following table.

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

	Fair Value
	Kern Phase 1(a)	Kern Phase 1(b)	Kern Phase 2(a)	Kern Phase 2(b)	Kern Phase 2(c)
(in thousands)	Assets	Assets	Assets	Assets	Assets
Property and equipment	$9,510	$18,856	$14,873	$11,872	$6,710
Related party payable	(3,435)	(7,123)	(4,504)	(4,287)	(2,618)
Asset retirement obligation	(322)	(785)	(623)	(493)	(279)
Noncontrolling interest	(866)	(1,794)	(1,332)	(1,078)	(658)
Net assets acquired	$4,887	$9,154	$8,414	$6,014	$3,155

Valuation methodology:

The Partnership utilized the discounted cash flow method under the income approach to value property and equipment for the Kern Phase 1(a) Assets, the Kern Phase 1(b) Assets, the Kern Phase 2(a) Assets, the Kern Phase 2(b) Assets, and the Kern Phase 2(c) Assets. Key assumptions used in the discounted cash flow method included forecasted pre-tax cash flows, forecasted taxable income and discount rates. All estimates, key assumptions and forecasts were reviewed by the Partnership and the fair value analyses and related valuations represent the conclusions of management.

Supplementary Data:

The results of operations for each phase of the Kern Project acquisition have been included in the Partnership’s consolidated statements of operations since their respective dates of acquisition. The Kern Phase 2(b) Assets and the Kern Phase 2(c) Assets contributed approximately $0.3 million and $0.5 million to the Partnership’s operating revenue in the three and nine months ended August 31, 2017, respectively, and increased operating income by $0.1 million and $0.2 million in the three and nine months ended August 31, 2017, respectively. Pro forma results of operations have not been presented as the impact of the acquisitions on February 24, 2017 and June 9, 2017 are not material to the Partnership’s results of operations for the current or prior periods. Additionally, the Kern Phase 2(b) Assets and the Kern Phase 2(c) Assets became operational after the acquisition date and therefore, would not have had any pro forma results in the prior period.

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

As of August 31, 2017, the Partnership owns a 49% ownership interest in each of SG2 Holdings, North Star Holdings, Lost Hills Blackwell Holdings and Henrietta Holdings, and a 34% ownership interest in Stateline Holdings. The minority membership interests are accounted for as equity method investments, as the Partnership is able to exercise significant influence through its governing board, while the non-affiliated majority owner otherwise controls. The following table summarizes the activity of the Partnership’s investments in its unconsolidated affiliates during each of the three and nine months ended August 31, 2017 and August 31, 2016, respectively:

	Three Months Ended		Nine Months Ended
(in thousands)	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Balance at the beginning of the period	$785,832	$348,588	$475,078	$352,070
Investments in its unconsolidated affiliates during the period	—	—	330,087	—
Equity in earnings in unconsolidated affiliates (1)	23,322	8,075	33,287	13,504
Distributions from unconsolidated affiliates	(17,169)	(6,872)	(46,467)	(15,783)
Balance at the end of the period	$791,985	$349,791	$791,985	$349,791

(1)
The net income (loss) used to determine the Partnership’s equity in earnings of unconsolidated affiliates reflects adjustments pursuant to the equity method of accounting, including the amortization of basis differences resulting from the Partnership’s proportionate share of certain equity method investees’ net assets exceeding their carrying values.

The difference between the amounts at which the Partnership’s investments in unconsolidated affiliates are carried and the Partnership’s proportionate share of the equity method investee’s net assets for equity method investments was $137.4

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

million and $83.2 million as of August 31, 2017 and November 30, 2016, respectively. The Partnership accretes the basis difference over the life of the underlying assets and the accretion expense was $1.0 million and $0.4 million for the three months ended August 31, 2017 and August 31, 2016, respectively, and $3.1 million and $1.2 million for the nine months ended August 31, 2017 and August 31, 2016, respectively.

The following table presents summarized financial information of SG2 Holdings, North Star Holdings, Lost Hills Blackwell Holdings, Henrietta Holdings and Stateline Holdings as derived from the unaudited condensed consolidated financial statements of such entities for the each of the three and nine months ended August 31, 2017 and August 31, 2016, respectively:

	Three Months Ended		Nine Months Ended
(in thousands)	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Summary statements of operations information:
Revenue	$74,549	$24,433	$136,442	$52,140
Operating expenses	26,939	11,201	78,851	34,483
Net income	47,627	13,346	53,298	17,964

Note 4. Balance Sheet Components

Financing Receivables

The Partnership’s net investment in sales-type leases presented in “Accounts receivable and short-term financing receivables, net” and “Long-term financing receivables, net” on the unaudited condensed consolidated balance sheets is as follows:

	As of
(in thousands)	August 31, 2017	November 30, 2016
Minimum lease payment receivable, net (1)	$95,373	$100,161
Unguaranteed residual value	12,848	12,926
Less: unearned income	(28,186)	(30,557)
Net financing receivables	$80,035	$82,530
Short-term financing receivables, net (2)	$2,551	$2,516
Long-term financing receivables, net	$77,484	$80,014

(1)	Allowance for losses on financing receivables was $0.6 million and $0.7 million as of August 31, 2017 and November 30, 2016, respectively.

(2)
Accounts receivable and short-term financing receivables, net on the unaudited condensed consolidated balance sheets includes other trade accounts receivable of $8.3 million and $2.9 million as of August 31, 2017 and November 30, 2016, respectively.

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Current and Non-current Assets

	As of
(in thousands)	August 31, 2017	November 30, 2016
Prepaid expense and other current assets
Reimbursable network upgrade costs (1)	$8,615	$13,870
Derivative financial instruments	1,246	—
Other current assets (2)	2,451	1,875
Total	$12,312	$15,745
Property and equipment, net
Utility solar power systems	632,478	578,817
Leased solar power systems	137,258	137,475
Land	1,020	1,020
Construction-in-progress (3)	3,496	36,981
	$774,252	$754,293
Less: accumulated depreciation	(54,384)	(34,161)
Total	$719,868	$720,132
Other long-term assets
Reimbursable network upgrade costs (1)	$20,026	$21,781
Intangible assets (4)	1,433	1,754
Derivative financial instruments	—	897
Total	$21,459	$24,432

(1)
For the Kingbird Project and the Quinto Project, the construction costs related to the network upgrade of a transmission grid belonging to a utility company are reimbursable by that utility company over five years from the date the project reached commercial operation.

(2)
Other current assets included $0.3 million due from SunPower related to system output performance warranties and system repairs in connection with $0.1 million of system output performance warranty accrual and $0.2 million of system repairs accrual recorded in the “Accounts payable and other current liabilities” line item on the unaudited condensed consolidated balance sheets as of August 31, 2017. Similarly, other current assets included $0.5 million due from SunPower related to system output performance warranties and system repairs in connection with $0.2 million of system output performance warranty accrual and $0.3 million of system repairs accrual recorded in the “Accounts payable and other current liabilities” line item on the consolidated balance sheet as of November 30, 2016.

(3)	Construction-in-progress as of August 31, 2017 and November 30, 2016 is the project assets related to the Kern Phase 1(a) Assets.

(4)
Intangible assets represent a customer contract intangible that is amortized on a straight-line basis beginning on COD through the contract term end date of December 31, 2020. Operating revenues were reduced by $0.1 million and $0.3 million in the three and nine months ended August 31, 2017, respectively. Operating revenues were not affected by intangible assets in the three and nine months ended August 31, 2016.

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Current Liabilities

	As of
(in thousands)	August 31, 2017	November 30, 2016
Accounts payable and other current liabilities
Trade and accrued accounts payable	$885	$1,089
Related party payable (1)	4,417	20,653
System output performance warranty	52	196
Residential lease system repairs accrual	253	331
Other short-term liabilities	958	1,502
Total	$6,565	$23,771

(1)
Related party payable on the unaudited condensed consolidated balance sheets as of August 31, 2017 consists of (i) $3.5 million related to the purchase price payable to SunPower, which will be funded by the tax equity investor for the Kern Phase 1(a) Acquisition and the Kern Phase 2(c) Acquisition; (ii) $0.9 million related to accrued distribution to tax equity investors; and (iii) less than $0.1 million for accounts payable to related parties associated with O&M, AMA and MSA fees owed to the Sponsors. Related party payable on the consolidated balance sheets as of November 30, 2016 consists of (i) $19.5 million related to the purchase price payable to SunPower for the Kern Phase 1(a) Acquisition, the Kern Phase 1(b) Acquisition, the Kern Phase 2(a) Acquisition and the Macy’s Maryland Acquisition; (ii) $1.0 million related to accrued distribution to tax equity investors; and (iii) $0.1 million for accounts payable to related parties associated with O&M, AMA and MSA fees owed to the Sponsors.

Note 5. Commitments and Contingencies

Land Use Commitments

The Partnership is a party to various agreements that provide for payments to landowners for the right to use the land upon which projects under PPAs are located.

The total minimum lease and easement commitments at August 31, 2017 under these land use agreements are as follows:

(in thousands)	2017 (remaining three months)	2018	2019	2020	2021	Thereafter	Total
Land use payments	$406	$1,329	$1,686	$1,742	$1,782	$56,411	$63,356

Solar Power System Performance Warranty

Lease agreements require the Partnership to undertake a system output performance warranty. The Partnership has recorded in “Accounts payable and other current liabilities” amounts related to these system output performance warranties totaling $0.1 million and $0.2 million as of August 31, 2017 and November 30, 2016, respectively. The Partnership has also recorded in “Other current assets” amounts of $0.1 million and $0.2 million as of August 31, 2017 and November 30, 2016, relating to anticipated performance warranty reimbursements from the O&M provider.

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

The following table summarizes accrued system output performance warranty activity for the each of three and nine months ended August 31, 2017 and August 31, 2016, respectively:

	Three Months Ended		Nine Months Ended
(in thousands)	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Balance at the beginning of the period	$64	$140	$196	$237
Settlements during the period	(16)	(51)	(67)	(207)
Adjustments during the period	4	110	(77)	169
Balance at the end of the period	$52	$199	$52	$199

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

The following table summarizes ARO activity for each of the three and nine months ended August 31, 2017 and August 31, 2016, respectively:

	Three Months Ended		Nine Months Ended
(in thousands)	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Balance at the beginning of the period	$14,319	$11,542	$13,448	$9,992
ARO assumed in acquisition	279	278	772	1,806
Accretion expense	201	141	558	387
Revisions to ARO during the period	(3)	(78)	18	(302)
Balance at the end of the period	$14,796	$11,883	$14,796	$11,883

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

Environmental Contingencies

The Partnership reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. During each of the three and nine months ended August 31, 2017 and August 31, 2016, there were no known environmental contingencies that required the Partnership to recognize a liability.

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Note 6. Lease Agreements and Power Purchase Agreements

Lease Agreements

As of August 31, 2017, the Partnership’s unaudited condensed consolidated financial statements include approximately 5,800 residential lease agreements which have original terms of 20 years and are classified as either operating or sales-type leases. In addition, the lease agreement for the Maryland Solar Project has a lease term that will expire on December 31, 2019, and the lessee, who is an affiliate of First Solar, is obligated to pay a fixed amount of rent that is set based on the expected operations of the plant.

The following table presents the Partnership’s minimum future rental receipts on operating leases (including the lease agreement for the Maryland Solar Project and the residential lease portfolio) placed in service as of August 31, 2017:

(in thousands)	2017 (remaining three months)	2018	2019	2020	2021	Thereafter	Total
Minimum future rentals on residential operating leases placed in service (1)	$907	$3,707	$3,727	$3,748	$3,770	$42,399	$58,258
Maryland Solar lease	781	5,173	4,912	—	—	—	10,866
Total operating leases	$1,688	$8,880	$8,639	$3,748	$3,770	$42,399	$69,124

(1)
Minimum future rentals on operating leases placed in service do not include contingent rentals that may be received from customers under agreements that include performance-based incentives and executory costs.

As of August 31, 2017, future maturities of net financing receivables for sales-type leases are as follows:

(in thousands)	2017 (remaining three months)	2018	2019	2020	2021	Thereafter	Total
Scheduled maturities of minimum lease payments receivable (1)	$1,558	$5,635	$5,721	$5,811	$5,905	$70,743	$95,373

(1)
Minimum future rentals on sales-type leases placed in service do not include contingent rentals that may be received from customers under agreements that include performance-based incentives and executory costs.

Power Purchase Agreements

Under the terms of various PPAs, the Partnership’s contracted counterparties may be obligated to take all or part of the output from the system at stipulated prices over defined periods. All PPAs associated with solar generation systems operating as of August 31, 2017 have no minimum lease payments and all of the rental income under these leases is recorded as revenue when the electricity is delivered.

SREC Sales Agreement

The Partnership applies for and receives SRECs for power generated by certain of its solar power systems. The Partnership has entered into a sales agreement with a non-affiliated party (the “SREC Sales Agreement”) to assist it in meeting its own emissions reduction or conservation requirements. Under the terms of the SREC Sales Agreement, the contracted counterparty is obligated to purchase an annual number of SRECs from the Partnership at stipulated prices over a defined period of time. The Partnership recognizes revenue and associated costs upon delivery of the SRECs to the counterparty. As of August 31, 2017, firm sales under the SREC Sales Agreement are as follows:

(in thousands)	2017 (remaining three months)	2018	2019	2020	2021	Thereafter	Total
SREC sales	$82	$781	$781	$781	$195	$—	$2,620

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Note 7. Debt and Financing Obligations

The following table summarizes the Partnership’s debt obligations on its unaudited condensed consolidated balance sheets:

	August 31, 2017		November 30, 2016
(in thousands)	Amount	Interest Rate	Amount	Interest Rate
Term loan due June 2020	$300,000	3.24%	$300,000	2.61%
Incremental term loan due June 2020	250,000	3.24%	—	N/A
Delayed draw term loan facility due June 2020	25,000	3.24%	25,000	2.61%
Revolving credit facility due June 2020	90,000	3.24%	63,000	2.61%
Stateline Promissory Note due December 2020	50,004	4.00%	—	N/A
Less: debt issuance costs	(2,814)	N/A	(3,564)	N/A
Total	$712,190		$384,436

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

OpCo’s credit facility contains covenants including, among others, requiring the Partnership to maintain the following financial ratios: (i) a debt to cash flow ratio of not more than (a) 6.00 to 1.00 for the fiscal quarters ending November 30, 2016 through November 30, 2017; and (b) 5.50 to 1.00 for each fiscal quarter ending thereafter; and (ii) a debt service coverage ratio of not less than 1.75 to 1.00. In addition, an event of default occurs under the credit facility upon a change of control. The credit facility defines a change of control as occurring when, among other things, (i) the Sponsors (or either of them) cease to direct the management, directly or indirectly, of the Partnership or OpCo, or (ii) the Sponsors collectively cease to own 35% of the economic interest in OpCo. On April 5, 2017, First Solar notified the general partner’s board of directors of its intention to explore alternatives related to its interests in the Partnership. Following such announcement, SunPower also notified the general partner’s board of directors that it is exploring alternatives related to its interests in the Partnership. Although its Sponsors have publicly announced their current intentions, there is no assurance that either or both of its Sponsors will pursue or effect any particular alternative. In addition, the credit facility contains customary non-financial covenants and certain restrictions that will limit the Partnership’s, OpCo’s and certain of the Partnership’s and its domestic subsidiaries’ ability to, among other things, incur or guarantee additional debt and to make distributions on or redeem or repurchase OpCo common units. The Joinder Agreement amended OpCo’s credit facility to permit OpCo to incur up to $50.0 million in subordinated indebtedness from First Solar or its affiliate to pay a portion of the purchase price for the Stateline Project. As of August 31, 2017, the Partnership was in compliance with its debt covenants.

OpCo’s credit facility is collateralized by a pledge of the equity of OpCo and certain of its subsidiaries. The Partnership and each of OpCo’s subsidiaries, other than certain non-guarantor subsidiaries, have guaranteed the obligations of OpCo under the credit facility.

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

As of both August 31, 2017 and November 30, 2016, OpCo had approximately $54.9 million of letters of credit outstanding under the revolving credit facility.

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

August 2011 Letter of Credit Facility with Deutsche Bank

In August 2011, the Predecessor’s parent, SunPower, entered into a letter of credit facility agreement with Deutsche Bank, as administrative agent, and certain financial institutions. Payment of obligations under the letter of credit facility is guaranteed by the majority shareholder of SunPower, Total S.A. As of August 31, 2017, and November 30, 2016, letters of credit issued and outstanding under the August 2011 letter of credit facility with Deutsche Bank which is available to SunPower for the Quinto Project and the RPU Project totaled $0.2 million and $11.5 million, respectively. Pursuant to the Omnibus Agreement, SunPower, as the Sponsor who contributed the Quinto Project, canceled one of its letter of credit facilities associated with the Quinto Project upon its achieving COD in November 2015. Since the RPU Project achieved COD in September 2015, SunPower, as the Sponsor who contributed the RPU Project, canceled the related letters of credit, and the Partnership has issued the required letters of credit under its revolving credit facility.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Partnership’s assets and liabilities measured at estimated fair value on a recurring basis, categorized in accordance with the fair value hierarchy:

	August 31, 2017		November 30, 2016
(in thousands)	Level 2	Total	Level 2	Total
Assets
Derivative financial instruments	$1,246	$1,246	$897	$897
Total assets	$1,246	$1,246	$897	$897

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

As of both August 31, 2017 and November 30, 2016, these interest rate swap agreements had not been designated as cash flow hedges and are reflected at fair value on the unaudited condensed consolidated balance sheets. As of August 31, 2017, these interest rate swap agreements have been presented in other current assets on the unaudited condensed consolidated balance sheet since the maturity date is within one year after the balance sheet date. As of November 30, 2016, these interest rate swap agreements have been presented in other long-term assets on the unaudited condensed consolidated balance sheet since the maturity date is over one year after the balance sheet date. During the three and nine months ended August 31, 2017, the Partnership recorded an unrealized loss of $0.3 million and an unrealized gain of $0.3 million, respectively, within other expense (income) in the unaudited condensed consolidated statements of operations related to the change in fair value. During the three and nine months ended August 31, 2016, the Partnership recorded an unrealized gain of $0.3 million and $0.5 million, respectively, within other expense (income) in the unaudited condensed consolidated statements of operations related to the change in fair value. The primary inputs into the valuation of interest rate swaps are interest yield curves, interest rate volatility, and credit spreads. The Partnership's interest rate swaps are classified within Level 2 of the fair value hierarchy, since all significant inputs are corroborated by market observable data. There were no transfers in or out of Level 1, Level 2 and Level 3 during the period.

Liabilities Measured at Fair Value on a Nonrecurring Basis

Long-term debt and financing obligations: The estimated fair value of the Partnership’s long-term debt was classified within Level 2 of the fair value hierarchy as of August 31, 2017 and November 30, 2016, and approximated its carrying value of $712.2 million and $384.4 million, respectively. The term loan facility is a variable rate debt with the interest rate indexed to the market and reset on a frequent and short-term basis. The Stateline Promissory Note is a fixed rate debt and the fair value was estimated using the income approach based on observable market inputs.

Note 9. Noncontrolling Interests

Noncontrolling interests represent the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to the Partnership. For accounting purposes, the holders of noncontrolling interests of the Partnership include the Sponsors, which are SunPower and First Solar, as described in “—Note 1—Description of Business,” and third-party investors under the tax equity financing facilities. As of August 31, 2017 and November 30, 2016, First Solar and SunPower had noncontrolling interests of 28.0% and 36.5%, respectively, in OpCo.

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

During the three and nine months ended August 31, 2017, OpCo acquired noncontrolling interests totaling $0.7 million and $1.7 million, respectively. Please read “—Note 2—Business Combinations” for further details. During the three and nine months ended August 31, 2016, OpCo acquired noncontrolling interests totaling $0.6 million and $36.8 million, respectively. Please read “—Note 3—Business Combinations” of the 2016 10-K for further details.

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

As of August 31, 2017 and November 30, 2016, redeemable noncontrolling interests attributable to tax equity investors after adjusting the carrying amount to the redemption value was $17.3 million and $17.6 million, respectively, and noncontrolling interests attributable to tax equity investors were $43.3 million and $40.8 million, respectively.

During the three months ended August 31, 2017 and August 31, 2016 such indirect subsidiaries of OpCo received $5.6 million and zero, respectively, contributions from third-party investors under the related facilities and attributed $1.6 million and $24.3 million, respectively, in losses to the third-party investors primarily as a result of allocating certain assets, including tax credits, if any, to the investors. During the nine months ended August 31, 2017 and August 31, 2016 such indirect subsidiaries of OpCo received $24.4 million and $47.2 million, respectively, contributions from third-party investors under the related facilities and attributed $17.1 million and $112.1 million, respectively, in losses to the third-party investors primarily as a result of allocating certain assets, including tax credits, if any, to the investors.

During the three months ended August 31, 2017 and August 31, 2016, such indirect subsidiaries of OpCo made distributions to third-party investors under the related facilities of $2.7 million and $2.3 million, respectively. During the nine months ended August 31, 2017 and August 31, 2016, such indirect subsidiaries of OpCo made distributions to third-party investors under the related facilities of $6.7 million and $4.9 million, respectively.

The following table presents the noncontrolling interest balances by entity, reported in shareholders’ equity in the unaudited condensed consolidated balance sheets as of August 31, 2017 and November 30, 2016:

	As of
(in thousands)	August 31, 2017	November 30, 2016
First Solar	$236,746	$238,210
SunPower	309,440	311,327
Tax equity investors	43,313	40,794
Total	$589,499	$590,331

Note 10. Shareholders’ Equity

On June 24, 2015, the Partnership completed its IPO by issuing 20,000,000 of its Class A shares representing limited partner interests in the Partnership to the public. On September 28, 2016 the Partnership sold in an underwritten registered public offering 8,050,000 Class A shares representing limited partner interests in the Partnership.

ATM Program

On January 30, 2017, the Partnership established the ATM Program under which the Partnership may sell Class A shares from time to time through the ATM Agents up to an aggregate sales price of $125.0 million. The Partnership may also sell Class A shares to any ATM Agent, as principal for its own account, at a price agreed upon at the time of the sale. The Partnership will use the net proceeds from sales under the ATM Program to purchase a number of common units in OpCo equal to the number of Class A shares issued under the ATM Program. OpCo may use the proceeds for general corporate purposes, which may include, among other things, repaying borrowings under the Stateline Promissory Note and OpCo’s credit facilities, and funding working capital or acquisitions. No shares were issued under the ATM Program during the quarter ended August 31, 2017.

As of both August 31, 2017 and November 30, 2016, the Partnership owned a 35.5% limited liability company interest in OpCo as well as a controlling noneconomic managing member interest in OpCo, and the Sponsors collectively owned 51,000,000 Class B shares in the Partnership, with SunPower and First Solar having owned 28,883,075 and 22,116,925 Class B shares, respectively, and together, having owned a noncontrolling 64.5% limited liability company interest in OpCo.

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

The following shares of the Partnership were outstanding as of August 31, 2017 and November 30, 2016, respectively:

	As of
Shares	August 31, 2017	November 30, 2016	Shareholder
Class A shares	28,084,935	28,072,680	Public
Class B shares	22,116,925	22,116,925	First Solar
Class B shares	28,883,075	28,883,075	SunPower
Total shares outstanding	79,084,935	79,072,680

Cash Distribution

On July 14, 2017, the Partnership distributed $7.4 million on its Class A shares and OpCo distributed $13.5 million on its common and subordinated units, or in each case $0.2642 per share or unit, for the period from March 1, 2017 to May 31, 2017.

Note 11. Net Income Per Share

Basic net income per share is computed by dividing net income attributable to Class A shareholders by the weighted average number of Class A shares outstanding for the applicable period. Diluted net income per share is computed using basic weighted average Class A shares outstanding plus, if dilutive, any potentially dilutive securities outstanding during the period using the treasury-stock-type method. Pursuant to the Exchange Agreement entered into among the Partnership, the General Partner, OpCo, a wholly owned subsidiary of SunPower and a wholly owned subsidiary of First Solar, the Sponsors can tender OpCo common units and an equal number of such Sponsor’s Class B shares for redemption, and the Partnership has the right to directly purchase the tendered OpCo common units and Class B shares for, subject to the approval of its conflicts committee, cash or the issuance of Class A shares of the Partnership. If the Partnership elects to issue Class A shares, it would cancel the tendered Class B shares and hold the OpCo common units with the other OpCo common units it previously held, since the number of Class A shares issued must at all times equal the number of OpCo common units held by the Partnership. Since the Partnership would be holding additional OpCo common units, the net income attributable to Class A shares would proportionately increase, resulting in no change to net income per share for the three and nine months ended August 31, 2017 and August 31, 2016, respectively. In addition, there were no potentially dilutive securities (including any stock options, restricted stock and restricted stock units) for the three and nine months ended August 31, 2017 and August 31, 2016, respectively.

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Basic net income per share:
Numerator:
Net income attributable to Class A shareholders	$7,473	$7,593	$11,720	$22,923
Denominator:
Basic weighted-average shares	28,081	20,015	28,077	20,011

Basic net income per share	$0.27	$0.38	$0.42	$1.15

Diluted net income per share:
Numerator:
Net income attributable to Class A shareholders	$7,473	$7,593	$11,720	$22,923
Add: Additional net income attributable to Class A shares due to increased percentage ownership in OpCo, net of tax, from the conversion of Class B shares	4,162	5,985	6,592	17,897
	$11,635	$13,578	$18,312	$40,820
Denominator:
Basic weighted-average shares	28,081	20,015	28,077	20,011
Effect of dilutive securities:
Class B shares (1)	15,500	15,500	15,500	15,500
Diluted weighted-average shares	43,581	35,515	43,577	35,511

Diluted net income per share	$0.27	$0.38	$0.42	$1.15

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

Costs incurred for these services were $0.4 million and $1.3 million the three and nine months ended August 31, 2017, respectively, and $0.4 million and $1.2 million for the three and nine months ended August 31, 2016, respectively.

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

As of August 31, 2017, all of the projects contributed by the Sponsors on the date of the IPO, along with the Henrietta Project, the Hooper Project, the Kern Phase 1(b) Assets, the Kern Phase 2(a) Assets, the Kern 2(b) Assets, the Kern 2(c) Assets, the Kingbird Project, the Macy’s Maryland Project and the Stateline Project have achieved COD. The Kern Phase 1(a) Assets are construction-in-progress as of August 31, 2017 and achieved COD in September 2017. SunPower as the EPC provider is required to complete the Kern Phase 1(a) Assets and pursuant to the Omnibus Agreement, all the associated costs to complete the Kern Phase 1(a) Assets are obligations of SunPower.

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

Costs incurred for O&M and AMA services were $1.7 million and $1.5 million for the three months ended August 31, 2017 and August 31, 2016, respectively, and $5.0 million and $3.8 million for the nine months ended August 31, 2017 and August 31, 2016, respectively.

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

During the three and nine months ended August 31, 2017, the Partnership received less than $0.1 million and $0.1 million, respectively, in indemnity payments from Sponsors related to the delay in commercial operations of the Kern Phase 1(a) Assets. During the three and nine months ended August 31, 2016, the Partnership received $0.1 million and $10.0 million, respectively, related to a shortfall associated with the network upgrade refunds projected to be received.

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

On January 26, 2016, OpCo entered into the Kern Purchase Agreement with SunPower pursuant to which OpCo agreed to purchase an interest in the Kern Project, as further described above in “—Note 2—Business Combinations.” Effective January 26, 2016, a subsidiary of OpCo acquired from SunPower all of the class B limited liability company interests of the Kern Class B Partnership. Pursuant to the Kern Purchase Agreement, the purchase price for the Kern Project will be paid by OpCo when each phase of the project reaches “mechanical completion.” In addition, on January 22, 2016, a subsidiary of the Kern Class B Partnership entered into a tax equity financing facility with a third-party investor, which allocates to OpCo a certain share of cash flows from the Kern Project pursuant to a specified distribution waterfall. The tax equity investor made capital contributions to fund purchase price payments of approximately $29.2 million, of which $0.9 million, $1.8 million, $1.3 million, $6.7 million, $8.2 million, $6.3 million, and $4.0 million was paid on January 22, 2016, September 9, 2016, November 30, 2016, December 14, 2016, February 24, 2017, June 9, 2017, and September 28, 2017, respectively.

First Solar ROFO Agreement

Pursuant to the First Solar ROFO Agreement, First Solar previously granted to OpCo a right of first offer to purchase certain solar energy generating facilities for a period of five years. Such solar projects included the 179 MW Switch Station solar generation project in Nevada (“Switch Station”), the 40 MW Cuyama solar generation project in California (“Cuyama”), and the 280 MW California Flats solar generation project in California (“California Flats”). On February 13, 2017, OpCo waived the 45-day negotiation period under the First Solar ROFO Agreement with respect to Switch Station and on May 15, 2017, OpCo waived the 45-day negotiation period under the First Solar ROFO Agreement with respect to Cuyama and California Flats; following such waivers, First Solar had the right to offer and sell Switch Station, Cuyama, and California Flats to a third party, in accordance with the terms of the First Solar ROFO Agreement. On July 13, 2017, August 17, 2017, and August 22, 2017, First Solar sold the interests subject to the First Solar ROFO Agreement in Switch Station, Cuyama, and California Flats, respectively, to third parties, eliminating OpCo's ability to acquire such interests or any related assets. In addition, with First Solar's sale of such interests in Switch Station, Cuyama, and California Flats, no further projects remain subject to the First Solar ROFO Agreement.

SunPower ROFO Agreement

On February 13, 2017, OpCo entered into the Second Amendment and Waiver to Right of First Offer Agreement (the “Waiver”) with SunPower. Pursuant to SunPower ROFO Agreement, SunPower previously granted to OpCo a right of first offer to purchase certain solar energy generating facilities for a period of 5 years. Such solar projects included the 100 MW El Pelicano solar generation project in Chile (“El Pelicano”) and the Boulder Solar 1 solar generation project in Nevada ("Boulder Solar"). Pursuant to the Waiver, OpCo waived its rights under the ROFO Agreement with respect to El Pelicano. The Waiver also contains customary representations, warranties and agreements of OpCo and SunPower. On August 11, 2017, OpCo waived the 45-day negotiation period under the SunPower ROFO Agreement with respect to Boulder Solar; following such waiver, SunPower has the right to offer and sell Boulder Solar to a third party, in accordance with the terms of the SunPower ROFO Agreement.

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

FirstEnergy Solutions Corp. (“FirstEnergy”), the Partnership’s offtake counterparty with respect to the Maryland Solar Project, had its credit rating downgraded multiple times in 2016 and 2017. As of August 14, 2017, the credit rating of FirstEnergy was Caa1 and CCC- by Moody’s Investors Service and Standard & Poor’s Ratings Services, respectively, both of which are below investment grade. In addition, Standard & Poor’s Ratings Services placed FirstEnergy on CreditWatch with negative implications, based on a $1.51 billion pretax impairment charge that the company’s competitive business will incur from the deactivation of several coal units. In November 2016, FirstEnergy Corp., the parent of FirstEnergy, announced a strategic review of its competitive business, pursuant to which the company would seek to move away from competitive markets. FirstEnergy’s annual report on Form 10-K for the year ended December 31, 2016 reported a substantial uncertainty as to their ability to continue as a going concern.

As further described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence—Agreements with our Sponsors—Maryland Solar Lease Arrangement” in the 2016 10-K, First Solar’s affiliate is obligated under the Maryland Solar lease arrangement to pay a fixed amount of rent that is set based on the expected operations of the plant. Such lease agreement will terminate upon any termination of the PPA for the Maryland Solar Project or the site ground lease. Pursuant to the PPA for the Maryland Solar Project, a FirstEnergy bankruptcy would be an event of default under the PPA, permitting (subject to applicable law) the termination of the PPA although FirstEnergy may choose to renegotiate or maintain the PPA in its current form. Upon any such early termination of the lease agreement, First Solar’s affiliate is obligated to return the facility in its then-current condition and location to the Partnership, without any warranties, and no rent shall thereafter be payable by such First Solar affiliate. In the event that the PPA was terminated and First Solar were to subsequently terminate the Maryland Solar Lease Agreement, the Maryland Solar Project would have no agreement through which to sell the energy that it produces, which equates to approximately $8.0 million in annual revenue, and the Partnership can enter into a replacement offtake agreement with a different counterparty. As of August 31, 2017, FirstEnergy is current with respect to the payments due under the PPA for the Maryland Solar Project.

The Partnership evaluates its long-lived assets, including property and equipment and projects, for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. In consideration of the above events, the Partnership evaluated whether the carrying value of the project may no longer be recoverable using a probability-weighted assessment of potential outcomes and related undiscounted cash flows. As a result of such evaluation, the Partnership concluded the estimated future undiscounted net cash flows expected to be generated by the project over its estimated useful life exceeded the $52.0 million carrying value of the Maryland Solar Project's property and equipment as of August 31, 2017. Such assessment is subject to significant uncertainty and could change significantly as facts and circumstances change. In the event that the PPA for the Maryland Solar Project was terminated, if the Partnership is unable to enter into a replacement agreement or sell the energy it produces under similar terms, the carrying value of the project may not be recoverable, and the Partnership could record a material impairment loss in the amount by which the carrying value exceeds the fair value.

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

Long-lived assets consisting of property and equipment, net, were located in the United States. All operating revenues for each of the three and nine months ended August 31, 2017 and August 31, 2016 were from customers located in the United States. The following customers each comprised 10% or more of the its total revenue for each of the three and nine months ended August 31, 2017 and August 31, 2016, respectively:

	Three Months Ended		Nine Months Ended
Customers	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Southern California Edison	60.2%	63.6%	49.3%	56.6%
Southern California Public Power Authority	*	*	10.9%	*

*	Total revenue attributable to these customers was less than 10% of the Partnership's total revenue for the period.

Note 15. Subsequent Events

Distributions

On September 22, 2017, the general partner’s board of directors declared a cash distribution for our Class A shares of $0.2721 per share for the third quarter of 2017. The general partner’s board of directors declared a corresponding cash distribution for OpCo’s common and subordinated units, which includes all common and subordinated units held by First Solar and SunPower. The third quarter distribution will be paid on October 13, 2017 to shareholders and unitholders of record as of October 3, 2017.

Termination of Kern Purchase Agreement

The conditions precedent to the acquisition of the Kern Remaining Assets set forth in the Kern Letter Agreement were not met on or prior to September 30, 2017. On October 3, 2017, SunPower provided written notice to OpCo terminating the Kern Purchase Agreement, pursuant to Section 9.01(c) of the Kern Purchase Agreement, with respect to OpCo’s obligations to purchase the Kern Remaining Assets pursuant to the Kern Purchase Agreement and the Kern Letter Agreement. Pursuant to the terms of the Kern Letter Agreement, the Kern Remaining Assets are now considered SunPower ROFO Projects.

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

Our Portfolio

As of August 31, 2017, our Portfolio consisted of interests in 946 MW of solar energy projects. As of August 31, 2017, we owned interests in ten utility-scale solar energy projects, all of which are operational. These assets represent 92% of the generating capacity of our Portfolio. As of August 31, 2017, we owned interests in four C&I solar energy projects, three of which were operational and one of which was in late-stage construction, and a portfolio of residential DG Solar assets, which represent 8% of the generating capacity of our Portfolio. Our Portfolio is located entirely in the United States and consists of utility-scale and C&I assets that sell substantially all of their output under long-term, fixed-price offtake agreements primarily with investment grade offtake counterparties and residential DG Solar assets that are leased under long-term fixed-price offtake agreements with high credit quality residential customers with FICO scores averaging 765 at the time of the initial contract. As of August 31, 2017, the weighted average remaining life of offtake agreements across our Portfolio was 19.4 years.

For an overview of the assets that comprise our Portfolio as of August 31, 2017, please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 1— Description of Business.”

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

Adjusted EBITDA.

We define Adjusted EBITDA as net income plus interest expense, net of interest income, income tax provision, depreciation, amortization and accretion, including our proportionate share of net interest expense, income taxes and depreciation, amortization and accretion from our unconsolidated affiliates that are accounted for under the equity method, and share-based compensation and transaction costs incurred for our acquisitions of projects; and excluding the effect of certain other non-cash or non-recurring items that we do not consider to be indicative of our ongoing operating performance such as, but not limited to, mark to market adjustments to the fair value of derivatives related to our interest rate hedges. Adjusted EBITDA is a non-U.S. GAAP financial measure. This measurement is not recognized in accordance with U.S. GAAP and should not be viewed as an alternative to U.S. GAAP measures of performance. The U.S. GAAP measure most directly comparable to Adjusted EBITDA is net income. The presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

However, Adjusted EBITDA has limitations as an analytical tool because it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments, does not reflect changes in, or cash requirements for, working capital, does not reflect significant interest expense or the cash requirements necessary to service interest or principal payments on our outstanding debt or cash distributions on tax equity, does not reflect payments made or future requirements for income taxes, and excludes the effect of certain other cash flow items, all of which could have a material effect on our financial condition and results of operations. Adjusted EBITDA is a non-U.S. GAAP measure and should not be considered an alternative to net income or any other performance measure determined in accordance with U.S. GAAP, nor is it indicative of funds available to fund our cash needs. In addition, our calculations of Adjusted EBITDA are not necessarily comparable to EBITDA as calculated by other companies. Investors should not rely on these measures as a substitute for any U.S. GAAP measure, including net income.

Cash Available for Distribution.

We use cash available for distribution, which we define as Adjusted EBITDA less equity in earnings of unconsolidated affiliates, cash interest paid, cash income taxes paid, maintenance capital expenditures, cash distributions to noncontrolling interests and principal amortization payments on any project-level indebtedness plus cash distributions from unconsolidated affiliates, indemnity payments and promissory notes from Sponsors, test electricity generation, cash proceeds from sales-type residential leases, state and local rebates and cash proceeds for reimbursable network upgrade costs. Our cash flow is generated from distributions we receive from OpCo each quarter. OpCo’s cash flow is generated primarily from distributions from the Project Entities. As a result, our ability to make distributions to our Class A shareholders depends primarily on the ability of the Project Entities to make cash distributions to OpCo and the ability of OpCo to make cash distributions to its unitholders.

We believe cash available for distribution is useful to investors in evaluating our operating performance because securities analysts and other interested parties use such calculations as a measure of our ability to make our distributions. In addition, cash available for distribution is used by our management team for determining future acquisitions and managing our growth. The U.S. GAAP measure most directly comparable to cash available for distribution is net income.

However, cash available for distribution has limitations as an analytical tool because it does not capture the level of capital expenditures necessary to maintain the operating performance of our projects, does not include changes in operating assets and liabilities and excludes the effect of certain other cash flow items, all of which could have a material effect on our financial condition and results from operations. Cash available for distribution is a non-U.S. GAAP measure and should not be considered an alternative to net income or any other performance measure determined in accordance with U.S. GAAP, nor is it indicative of funds available to fund our cash needs. In addition, our calculations of cash available for distribution are not necessarily comparable to cash available for distribution as calculated by other companies. Investors should not rely on these measures as a substitute for any U.S. GAAP measure, including net income.

The following table presents a reconciliation of net income to Adjusted EBITDA and cash available for distribution for the three and nine months ended August 31, 2017 and August 31, 2016:

	Three Months Ended		Nine Months Ended
(in thousands)	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Net income	$28,662	$15,874	$30,485	$8,660
Add (Less):
Interest expense, net of interest income	5,756	2,903	16,560	8,206
Income tax provision	5,012	5,063	7,860	15,281
Depreciation, amortization and accretion	7,327	6,311	21,198	16,325
Share-based compensation	56	56	168	168
Acquisition-related transaction costs (1)	19	599	50	2,261
Unrealized gain (loss) on derivatives (2)	284	(285)	(349)	(536)
Add proportionate share from equity method investments (3)
Interest expense, net of interest income	141	(54)	440	(149)
Depreciation, amortization and accretion	6,224	2,397	18,672	7,683
Adjusted EBITDA	$53,481	$32,864	$95,084	$57,899
Less:
Equity in earnings of unconsolidated affiliates, net with (3) above (4)	(29,687)	(10,418)	(52,399)	(21,038)
Cash interest paid (5)	(5,930)	(3,278)	(16,357)	(9,176)
Cash distributions to non-controlling interests	(2,599)	(2,826)	(6,760)	(3,730)
Maintenance capital expenditures	(177)	—	(177)	—
Short-term note (6)	—	—	(1,964)	—
Add:
Cash distributions from unconsolidated affiliates (7)	17,169	7,018	46,467	16,075
Indemnity payment from Sponsors (8)	41	64	133	10,037
State and local rebates (9)	—	—	—	299
Cash proceeds from sales-type residential leases (10)	746	630	2,112	1,901
Test electricity generation (11)	1	—	33	421
Cash proceeds for reimbursable network upgrade costs (12)	125	—	7,878	—
Cash available for distribution	$33,170	$24,054	$74,050	$52,688

(1)	Represents acquisition-related financial advisory, legal and accounting fees associated with ROFO Project interests purchased and expected to be purchased by us in the future.

(2)	Represents the changes in fair value of interest rate swaps that were not designated as cash flow hedges.

(3)	Represents our proportionate share of net interest expense, depreciation, amortization and accretion from our unconsolidated affiliates that are accounted for under the equity method.

(4)
Equity in earnings of unconsolidated affiliates represents the earnings from the Solar Gen 2 Project, the North Star Project, the Lost Hills Blackwell Project, the Henrietta Project, and the Stateline Project and is included on our unaudited condensed consolidated statements of operations.

(5)	Represents cash interest payments related to OpCo’s senior secured credit facility and the Stateline Promissory Note.

(6)	Represents repayment of promissory note to First Solar.

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

(10)
Cash proceeds from sales-type residential leases, net, represent gross rental cash receipts for sales-type leases, less sales-type revenue and lease interest income that is already reflected in net income during the period. The corresponding revenue for such leases was recognized in the period in which such lease was placed in service, rather than in the period in which the rental payment was received, due to the characterization of these leases under U.S. GAAP.

(11)
For the three and nine months ended August 31, 2017, test electricity generation represents the sale of electricity that was generated prior to COD by the Macy’s Maryland Project. For the nine months ended August 31, 2016, test electricity generation represents the sale of electricity that was generated prior to COD by the Kingbird Project. Solar systems may begin generating electricity prior to COD as a result of the installation and interconnection of individual solar modules, which occurs over time during the construction and commission period. The sale of test electricity generation is accounted for as a reduction in the asset carrying value rather than operating revenue prior to COD, even though it generates cash for the related Project Entity.

(12)	Cash proceeds from a utility company related to reimbursable network upgrade costs associated with the Quinto Project and the Kingbird Project.

Significant Factors and Trends Affecting Our Business

We expect the following factors will affect our results of operations:

Power Purchase Agreements

Our revenues are a function of the volume of electricity generated and sold by our projects and rental payments under lease agreements. The assets in our Portfolio sell substantially all of their output or are leased under long-term, fixed price offtake agreements primarily with investment grade utility-scale and C&I offtakers, as well as high credit quality residential customers with an average FICO score of 765 at the time of initial contract. As of August 31, 2017, the weighted average remaining life of offtake agreements across our Portfolio was 19.4 years, with the offtake agreements of our Utility Project Entities having remaining terms ranging from 15.6 to 26.3 years and our C&I offtake agreements and residential offtake agreements having remaining terms ranging from 15.0 to 19.5 years. We believe long-term agreements with creditworthy customers substantially mitigate volatility in our cash flows. As of August 31, 2017, two offtake counterparties were placed on CreditWatch by Standard & Poor’s Ratings Services, increasing our credit risk associated with these customers. Please read Part II, Item 1A. “Risk Factors—Risks Related to Our Project Agreements—We rely on a limited number of offtake counterparties and we are exposed to the risk that they are unwilling or unable to fulfill their contractual obligations to us or that they otherwise terminate their offtake agreements with us” and Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Related Parties—Maryland Solar Lease Arrangement.”

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

Future Acquisitions

Our ability to grow our business and increase our quarterly cash distributions could be impacted by a number of factors and trends that affect our industry generally, including the development of any ROFO Projects we may acquire in the future. Our ability to acquire ROFO Projects is dependent on our ability to agree on terms with our Sponsors, our ability to borrow additional funds and access capital markets, our Sponsors’ ability to complete the development of the ROFO Projects and our Sponsors’ decision to sell the ROFO Projects they develop. We and our Sponsors have agreed in the past to make several adjustments to our ROFO Portfolio. We may in the future continue working with our Sponsors to make adjustments to our ROFO Portfolio, including to remove, or waive the negotiation obligations for, projects that we do not intend to acquire at the time our Sponsors plan to offer them. Such removals or waivers are subject to the approval of the board of directors of our General Partner and/or the board’s conflicts committee. The removal of any projects from the ROFO Portfolio or the waiver of the negotiation obligations with respect to any projects would reduce the likelihood that we would acquire such projects. In addition, with First Solar’s sale of the interests in the Switch Station project, the Cuyama project and the California Flats project, no further projects remain subject to the First Solar ROFO Agreement.

In addition, the development of solar energy projects by project developers, including our Sponsors, may be delayed or otherwise adversely affected by the outcome of the petition filed by Suniva, Inc., a U.S.-based manufacturer of solar cells, in April 2017, with the U.S. International Trade Commission (“USITC”) under Section 201 of the Trade Act of 1974 (the “Section 201 Petition”). The Section 201 Petition seeks various remedies including tariffs and restrictions on foreign-manufactured crystalline silicon PV cells and modules imported into the United States. On September 22, 2017, the USITC determined such products are being imported into the United States in such increased quantities as to be a substantial cause of serious injury to the relevant domestic industry. The USITC will now proceed to the remedy phase of its investigation. The uncertainty surrounding the potential outcome of the Section 201 Petition may cause market volatility, price fluctuations, supply shortages and project delays, adversely affecting our ability to acquire such projects.

Please read Part II, Item 1A. “Risk Factors—SunPower's failure to complete the development of the SunPower ROFO Projects or project developers’, including our Sponsors’, failure to develop other solar energy projects, including those opportunities that are part of our Sponsors’ development pipeline, could have a significant effect on our ability to grow.”

Demand for Solar Energy

United States energy demand is increasing due to economic development and population growth. The U.S. Energy Information Administration’s January 2017 Annual Energy Outlook projects consumption of renewable energy to increase the fastest of all energy sectors through 2040, on a percentage basis, with solar capacity representing 50% of new capacity additions after 2030, coupled with continued retirements of older, less efficient, fossil fuel producing units in response to the Clean Power Plan, availability of federal tax credits for renewable electricity generation and capacity during the early years of the projection, and state renewable portfolio standard programs. With exposure to volatile fossil fuel costs, increasing concern about carbon emissions and a variety of other factors, customers are seeking alternatives to traditional sources of electricity generation. As a form of electricity generation that is not dependent on fossil fuels, does not produce greenhouse gas emissions and whose costs are falling, solar energy is well-positioned to continue to capture an increasing share of this new build capacity. We believe we are well-positioned to benefit from this increased demand for solar energy. However, the demand for solar energy could change at any time, especially as a result of a decline in commodity prices, including the price of natural gas, or a change in the federal, state, or local policies regulating natural gas, coal, oil and other fossil fuels, which could lower prices for fuel sources used to produce energy from other technologies and reduce the demand for solar energy. For more information about the risks associated with changing demand for solar energy, please read Part I, Item 1A. “Risk Factors—If solar energy technology is not suitable for widespread adoption at economically attractive rates of return, or if sufficient additional demand for solar power systems does not develop or takes longer to develop than we anticipate, our ability to acquire accretive projects may decrease” in the 2016 10-K.

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

The projects in our Portfolio are generally unaffected by the trends discussed above, given that all of the electricity to be generated by our projects are sold under fixed-price offtake agreements, which, as of August 31, 2017, have a weighted average remaining life of approximately 19.4 years. In addition, our near-term growth strategy is also largely insulated from the trends discussed above. We expect that most of our short-term growth will come from opportunities to acquire the ROFO Projects, all of which will have executed power sale agreements at the time of any acquisition by us.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	(unaudited)		(unaudited)
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Revenues:
Operating revenues	$27,744	$26,116	$54,319	$46,735
Total revenues	27,744	26,116	54,319	46,735
Operating costs and expenses:
Cost of operations	2,064	1,928	6,396	4,953
Selling, general and administrative	2,050	1,804	5,894	5,096
Depreciation and accretion	7,220	6,311	20,875	16,325
Acquisition-related transaction costs	19	599	50	2,261
Total operating costs and expenses	11,353	10,642	33,215	28,635
Operating income	16,391	15,474	21,104	18,100
Other expense (income):
Interest expense	6,060	3,199	17,429	9,123
Interest income	(304)	(296)	(869)	(909)
Other expense (income)	283	(291)	(514)	(551)
Total other expense, net	6,039	2,612	16,046	7,663
Income before income taxes and equity in earnings of unconsolidated investees	10,352	12,862	5,058	10,437
Income tax provision	(5,012)	(5,063)	(7,860)	(15,281)
Equity in earnings of unconsolidated investees	23,322	8,075	33,287	13,504
Net income	28,662	15,874	30,485	8,660
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	21,189	8,281	18,765	(14,263)
Net income attributable to 8point3 Energy Partners LP Class A shares	$7,473	$7,593	$11,720	$22,923

Three and Nine Months Ended August 31, 2017 Compared to Three and Nine Months Ended August 31, 2016

Revenues

	Three Months Ended		Nine Months Ended
	(unaudited)		(unaudited)
(in thousands)	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Operating revenues	$27,744	$26,116	$54,319	$46,735
Total revenues	$27,744	$26,116	$54,319	$46,735

Over 90% of our operating revenues for both the three and nine months ended August 31, 2017 and August 31, 2016, were comprised of lease revenue from our utility-scale assets, C&I assets and Residential Portfolio. The Partnership’s only revenue streams not from the leasing of solar power systems are from the PPA and SREC Sales Agreement entered into by the Macy's Maryland Project Entity and contracted counterparties. All revenues for the periods presented were generated in the United States.

Residential systems are leased under lease agreements which are classified for accounting purposes either as sales-type leases or operating leases. As all the leases owned by the Predecessor were placed into service prior to fiscal 2015, all revenue related to the NPV of the minimum lease payments for sales-type leases has been recognized as of December 28, 2014. Accordingly, other than interest revenue, we had no sales-type lease revenue on our unaudited condensed consolidated financial statements for the three and nine months ended August 31, 2017 and August 31, 2016.

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

Total revenues increased by $1.6 million, or 6%, for the three months ended August 31, 2017 as compared to the three months ended August 31, 2016, and increased by $7.6 million, or 16%, for the nine months ended August 31, 2017 as compared to the nine months ended August 31, 2016, due to (i) revenue generated from the Macy’s Maryland Project, the Kern Phase 1(b) Assets, the Kern Phase 2(a) Assets and Kern 2(b) Assets, which commenced operations subsequent to the third quarter of fiscal 2016, and the Kingbird Project, which commenced operations during the second quarter of fiscal 2016, and (ii) net revenue recognized under the SREC Sales Agreement.

Operating Costs and Expenses

	Three Months Ended		Nine Months Ended
	(unaudited)		(unaudited)
(in thousands)	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Cost of operations	$2,064	$1,928	$6,396	$4,953
Selling, general and administrative	2,050	1,804	5,894	5,096
Depreciation and accretion	7,220	6,311	20,875	16,325
Acquisition-related transaction costs	19	599	50	2,261
Total operating costs and expenses	$11,353	$10,642	$33,215	$28,635
Total operating costs and expenses as a percentage of revenues	40.9%	40.7%	61.1%	61.3%

Cost of Operations: Cost of operations primarily includes expenses related to O&M agreements and land lease expenses. The increase of $0.1 million, or 7%, for the three months ended August 31, 2017 as compared to the three months ended August 31, 2016, and the increase of $1.4 million, or 29%, for the nine months ended August 31, 2017 as compared to the nine months ended August 31, 2016, was primarily driven by (i) increased expenses associated with operating the solar power systems due to the Macy's Maryland Project, the Kern Phase 1(b) Assets, the Kern Phase 2(a) Assets, and Kern 2(b) Assets, which commenced operations subsequent to the third quarter of fiscal 2016, and the Kingbird Project, which commenced operations during the second quarter of fiscal 2016, and (ii) costs associated with the sale and delivery of SRECs.

Selling, General and Administrative: SG&A expense primarily includes operating expenses such as audit, legal, insurance, independent board of directors services and fees under the AMAs and MSAs with our Sponsors. The increase of $0.2 million, or 14%, for the three months ended August 31, 2017 as compared to the three months ended August 31, 2016, and the increase of $0.8 million, or 16%, for the nine months ended August 31, 2017 as compared to the nine months ended August 31, 2016, was primarily driven by additional expenses associated with operating the solar power systems for the Macy's Maryland Project, the Kern Phase 1(b) Assets, the Kern Phase 2(a) Assets, and Kern 2(b) Assets, which commenced operations subsequent to the third quarter of fiscal 2016.

Depreciation and Accretion: Depreciation expense reflects costs associated with depreciation of our solar power system assets that have been placed in service. The increase of $0.9 million, or 14% for the three months ended August 31, 2017 as compared to the three months ended August 31, 2016, and the increase of $4.6 million, or 28%, for the nine months ended August 31, 2017 as compared to the nine months ended August 31, 2016, was primarily driven by the commencement of operations, and related depreciation, of the Macy’s Maryland Project, the Kern Phase 1(b) Asset, and the Kern Phase 2(a) Assets, and Kern 2(b) Assets, which commenced operations subsequent to the third quarter of fiscal 2016.

Acquisition-related Transaction Costs: Acquisition-related transactions costs represent legal and consulting fees incurred in connection with the acquisitions. The decrease of $0.6 million, or 97%, for the three months ended August 31, 2017 as compared to the three months ended August 31, 2016, and the decrease of $2.2 million, or 98%, for the nine months ended August 31, 2017 as compared to the nine months ended August 31, 2016, was primarily driven by the fees incurred in connection with the Kern Phase 1(a) Acquisition in January 2016, the Kingbird Acquisition in March 2016, the Hooper Acquisition in April 2016, and the Macy's Maryland Acquisition in July 2016. Transaction costs associated with acquiring the Kern Project Entity were primarily incurred by the Partnership in connection with the initial phase of the acquisition which occurred in the first half of fiscal 2016.

Other Expense, net

	Three Months Ended		Nine Months Ended
	(unaudited)		(unaudited)
(in thousands)	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Interest expense	$6,060	$3,199	$17,429	$9,123
Interest income	(304)	(296)	(869)	(909)
Other expense (income)	283	(291)	(514)	(551)
Total other expense, net	$6,039	$2,612	$16,046	$7,663
Total other expense, net as a percentage of revenues	21.8%	10.0%	29.5%	16.4%

Interest Expense: Cash interest expense for the three and nine months ended August 31, 2017 relates to fees associated with outstanding borrowings under OpCo’s senior secured credit facility and the Stateline Promissory Note. Cash interest expense for the three and nine months ended August 31, 2016 relates to fees associated with outstanding borrowings under OpCo’s senior secured credit facility. Non-cash interest expense for the three and nine months ended August 31, 2017 and August 31, 2016 relates to debt issuance costs associated with OpCo’s senior secured credit facility. Please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 7—Debt and Financing Obligations” for rates and borrowing activity. The interest incurred related to our projects that are under construction is not reflected as an expense in the unaudited condensed consolidated statements of operations, as it is capitalized to construction-in-progress until the solar power system is ready for its intended use.

Interest expense for the three and nine months ended August 31, 2017 included non-cash interest expense of $0.3 million and $0.7 million, respectively, and cash interest expense of $5.8 million and $16.7 million, respectively. Interest expense for the three and nine months ended August 31, 2016 included non-cash interest expense of $0.1 million and $0.4 million, respectively, and cash interest expense of $3.1 million and $8.7 million, respectively.

Non-cash interest expense increased $0.2 million for the three months ended August 31, 2017 as compared to the three months ended August 31, 2016, and increased $0.3 million for the nine months ended August 31, 2017 as compared to the nine months ended August 31, 2016, primarily due to the debt issuance costs associated with the drawdown of our $250.0 million incremental term loan facility and additional drawdowns under our $200.0 million revolving credit facility. Cash interest expense increased $2.7 million, or 90%, for the three months ended August 31, 2017 as compared to the three months ended August 31, 2016, and increased $8.0 million, or 92%, for the nine months ended August 31, 2017 as compared to the nine months ended August 31, 2016, primarily due the Stateline Promissory Note issued on December 1, 2016, as well as fees associated with the drawdown of our $250.0 million incremental term loan facility and additional drawdowns under our revolving credit facility.

Interest Income: Interest income represents the accrued interest on reimbursable network upgrade costs related to the Quinto Project and the Kingbird Project. These costs plus accrued interest are reimbursable by the applicable utility company over five years from when the project achieves commercial operation. Interest income was $0.3 million for both the three months ended August 31, 2017 and August 31, 2016, respectively, and $0.9 million for both the nine months ended August 31, 2017 and August 31, 2016, respectively.

Other Expense (Income): Other expense for the three months ended August 31, 2017 of $0.3 million relates to the unrealized loss related to the mark-to-market valuation adjustment of interest rate swaps associated with our term loan facility. Other income for the nine months ended August 31, 2017 of $0.5 million relates to (i) a $0.3 million unrealized gain related to the mark-to-market valuation adjustment of interest rate swaps associated with our term loan facility, and (ii) $0.2 million of payments received under the Partnership’s O&M agreement with First Solar associated with performance of certain projects. Other income in the three and nine months ended August 31, 2016 primarily relates to an unrealized gain on interest rate swap associated with our term loan facility of $0.3 million and $0.5 million, respectively. We enter into interest rate swap agreements to economically hedge the cash flows on our term loan facility. The changes in fair value are recorded in other expense (income), net in the unaudited condensed consolidated statement of operations as these hedges are not accounted for under hedge accounting.

Income Tax Provision

	Three Months Ended		Nine Months Ended
	(unaudited)		(unaudited)
(in thousands)	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Income tax provision	$5,012	$5,063	$7,860	$15,281
Income tax provision as a percentage of revenues	18.1%	19.4%	14.5%	32.7%

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

The decrease in income tax provision as a percentage of revenues for the three months ended August 31, 2017 of 18.1% compared to 19.4% for the three months ended August 31, 2016 is the result of (i) an increase in equity in earnings of unconsolidated affiliates, and (ii) lower income before income taxes for the three months ended August 31, 2017 of $10.4 million compared to income before income taxes of $12.9 million for the three months ended August 31, 2016.

The decrease in income tax provision as a percentage of revenues for the nine months ended August 31, 2017 of 14.5% compared to 32.7% for the nine months ended August 31, 2016 is the result of (i) an increase in equity in earnings of unconsolidated affiliates, and (ii) lower income before income taxes for the nine months ended August 31, 2017 of $5.1 million compared to income before income taxes of $10.4 million for the nine months ended August 31, 2016.

Equity in Earnings of Unconsolidated Investees

	Three Months Ended		Nine Months Ended
	(unaudited)		(unaudited)
(in thousands)	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Equity in earnings of unconsolidated investees	$23,322	$8,075	$33,287	$13,504
Equity in earnings of unconsolidated investees as a percentage of revenues	84.1%	30.9%	61.3%	28.9%

Equity in earnings of unconsolidated investees represents our proportionate share of the earnings and losses from our minority membership interests accounted for as equity method investments, including SG2 Holdings, North Star Holdings, Lost Hills Blackwell Holdings, Henrietta Holdings and Stateline Holdings. We own a 49% ownership interest in each of SG2 Holdings, North Star Holdings, Lost Hills Blackwell Holdings and Henrietta Holdings, and a 34% ownership interest in Stateline Holdings. Henrietta Holdings and Stateline Holdings were acquired subsequent to the third quarter of fiscal 2016.

Net Income (loss) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended		Nine Months Ended
	(unaudited)		(unaudited)
(in thousands)	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	$21,189	$8,281	$18,765	$(14,263)
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests as a percentage of net revenues	76.4%	31.7%	34.5%	(30.5)%

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

Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests for the three and nine months ended August 31, 2017 included a net loss of $1.6 million and $17.1 million, respectively, attributable to noncontrolling interests and redeemable noncontrolling interests related to our tax equity financing facilities with third-party investors under which the parties invest in entities that hold the solar power systems, partially offset by net income of $22.8 million and $35.9 million, respectively, attributable to our Sponsors as a result of their economic ownership in OpCo. Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests for the three and nine months ended August 31, 2016 included a net loss of $24.3 million and $112.1 million, respectively, attributable to noncontrolling interests and redeemable noncontrolling interests related to our tax equity financing facilities with third-party investors under which the parties invest in entities that hold the solar power systems, offset by net income of $32.6 million and $97.9 million, respectively, attributable to our Sponsors as a result of their economic ownership in OpCo.

Cash Flows

Nine Months Ended August 31, 2017 Compared to Nine Months Ended August 31, 2016

A summary of the sources and uses of cash and cash equivalents is as follows:

	Nine Months Ended
	(unaudited)
(in thousands)	August 31, 2017	August 31, 2016
Net cash provided by operating activities	$64,259	$37,821
Net cash used in investing activities	(299,922)	(122,258)
Net cash provided by financing activities	231,763	57,546

Operating Activities

Net cash provided by operating activities for the nine months ended August 31, 2017 was $64.3 million and was primarily the result of: (i) net income of $30.5 million; (ii) $32.9 million in cash distributions received from equity method investees that were classified in operating activities as returns on the investments; (iii) adjustment for non-cash charges of $30.0 million, including $21.2 million depreciation of operating lease assets and solar power systems and amortization of intangible assets, $7.9 million deferred income taxes, $0.7 million amortization of debt issuance costs, and $0.2 million share-based compensation; (iv) $6.2 million decrease in prepaid expenses and other current assets; (v) $0.7 million increase in accounts payable and other accrued liabilities, and (vi) $0.5 million decrease in deferred revenue on operating leases. These inflows were partially offset by: (i) $2.8 million increase in accounts receivable and financing receivable, net; and (ii) adjustments for non-cash income of $33.6 million, including $33.3 million equity in earnings of unconsolidated investees and $0.3 million mark-to-market gain on interest rate swaps.

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

Investing Activities

Net cash used in investing activities for the nine months ended August 31, 2017 was $299.9 million and was primarily the result of: (i) $313.2 million net cash paid for the acquisitions of the Stateline Project, the Kern Phase 1(a) Assets, the Kern Phase 2(a) Assets, the Kern Phase 2(b) Assets, the Kern Phase 2(c) Assets, and the Macy’s Maryland Project; (ii) capital expenditures of $0.3 million, which were due to the purchases of property and equipment associated with the Kingbird Project. These outflows were offset by $13.6 million in distributions from unconsolidated investees classified in investing activities as returns of the investments.

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

Financing Activities

Net cash provided by financing activities for the nine months ended August 31, 2017 was $231.8 million due to: (i) a $250.0 million draw down under the incremental term loan facility in connection with the Stateline Acquisition; (ii) a $34.0 million draw down under the revolving credit facility; and (iii) $24.4 million of cash contributions from tax equity investors. These cash inflows were partially offset by: (i) $39.3 million of cash distributions to our Sponsors as OpCo’s common and subordinated unitholders; (ii) $21.6 million of cash distributions to our Class A shareholders; (iii) $6.8 million of cash distributions to tax equity investors; (iv) $7.0 million in repayments of outstanding amounts under our revolving credit facility; and (v) the repayment of the $2.0 million Short-term Note to First Solar.

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

Liquidity and Capital Resources

Our liquidity as of August 31, 2017 was $65.5 million, consisting of $10.4 million cash on hand and $55.1 million of available capacity under our five-year revolving credit facility.

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

OpCo’s credit facility also contains covenants requiring us to maintain the following financial ratios: (i) a debt to cash flow ratio (as more fully defined in the credit facility) of not more than (a) 6.00 to 1.00 for the fiscal quarters ending November 30, 2016 through November 30, 2017, and (b) 5.50 to 1.00 for each fiscal quarter ending thereafter; and (ii) a debt service coverage ratio (as more fully defined in the credit facility) of not less than 1.75 to 1.00. In addition, an event of default occurs under the credit facility upon a change of control. The credit facility defines a change of control as occurring when, among other things, (i) the Sponsors (or either of them) cease to direct the management, directly or indirectly, of us or OpCo, or (ii) the Sponsors collectively cease to own 35% of the economic interest in OpCo. On April 5, 2017, First Solar notified our general partner’s board of directors of its intention to explore alternatives related to its interests in the Partnership. Following such announcement, SunPower also notified our general partner’s board of directors that it is exploring alternatives related to its interests in the Partnership. Although our Sponsors have publicly announced their current intentions, there is no assurance that either or both of our Sponsors will pursue or effect any particular alternative. In addition, the credit facility contains customary non-financial covenants and certain restrictions that will limit the Partnership’s, OpCo’s and certain of the Partnership’s and its domestic subsidiaries’ ability to, among other things, incur or guarantee additional debt and to make distributions on or redeem or repurchase OpCo common units. The Joinder Agreement amended OpCo’s credit facility to permit OpCo to incur up to $50.0 million in subordinated indebtedness from First Solar or its affiliate to pay a portion of the purchase price for the Stateline Project. As of August 31, 2017, the Partnership was in compliance with its debt covenants.

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

As of August 31, 2017, OpCo had outstanding borrowings of $300.0 million under the term loan facility, $250.0 million under the incremental term loan facility, $25.0 million under the delayed draw term loan facility, $90.0 million under the revolving credit facility, approximately $54.9 million of letters of credit outstanding under the revolving credit facility, and $50.0 million Stateline Promissory Note. The remaining portion of the revolving credit facility is undrawn as of August 31, 2017.

ATM Program

On January 30, 2017, the Partnership established the ATM Program under which the Partnership may sell its Class A shares from time to time through the ATM Agents up to an aggregate sales price of $125.0 million. The Partnership may also sell its Class A shares to any ATM Agent, as principal for its own account, at a price agreed upon at the time of the sale. The Partnership will use the net proceeds from sales under the ATM Program to purchase a number of common units in OpCo equal to the number of Class A shares issued under the ATM Program. OpCo may use the proceeds for general corporate purposes, which may include, among other things, repaying borrowings under the Stateline Promissory Note and OpCo’s credit facilities, and funding working capital or acquisitions. No shares were issued under the ATM Program during the nine months ended August 31, 2017.

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
Contractual Obligations
The following table summarizes our contractual obligations as of August 31, 2017:

		Payments Due by Period
(in thousands)	Total	2017 (remaining three months)	2018-2019	2020-2021	Beyond 2021
Land use commitments (1)	$63,356	$406	$3,015	$3,524	$56,411
Term loan (2)	326,921	2,203	19,077	305,641	—
Incremental term loan (3)	273,099	2,047	16,419	254,633	—
Delayed draw term loan facility (4)	27,310	205	1,642	25,463	—
Revolving credit facility (4)	98,316	737	5,911	91,668	—
Stateline Promissory Note (5)	56,651	884	8,382	47,385	—
Total contractual obligations	$845,653	$6,482	$54,446	$728,314	$56,411

(1)
Land use commitments primarily relate to a non-cancellable operating lease for the Quinto Project and two operating leases for the Kingbird Project, and are equal to the minimum lease and easement payments to landowners for the right to use the land upon which solar power systems are located.

(2)
Includes $300.0 million of borrowings outstanding under the term loan facility entered into by OpCo on June 5, 2015 (in connection with our IPO) which will mature on or about June 5, 2020, at which point all amounts outstanding under the term loan facility will become due. From September 1, 2017 to August 31, 2018, which is the remaining term of the interest rate swaps, the interest payments for the notional amount of $250.0 million and $40.0 million are calculated based on the fixed swap rate of 0.85% plus the 2% margin and 1.16% plus the 2% margin, respectively. The interest payments for the remaining $10.0 million notional amount through August 31, 2018, and the full amount of $300.0 million outstanding thereafter through the maturity date, are estimated based on the floating cash interest rate of approximately 3.24% per annum effective as of August 31, 2017.

(3)
Includes $250.0 million of borrowings outstanding under the incremental term loan facility entered into by OpCo on September 30, 2016 (in connection with the Joinder Agreement under its existing senior secured credit facility) which will mature on or about June 5, 2020, at which point all amounts outstanding under the incremental term loan facility will become due. The interest payments for the $250.0 million notional amount through the maturity date are estimated based on the floating cash interest rate of approximately 3.24% per annum effective as of August 31, 2017.

(4)
Includes $25.0 million of borrowings outstanding under the delayed draw term loan facility and $90.0 million of borrowings outstanding under the revolving credit facility entered into by OpCo on June 5, 2015, which will mature on or about June 5, 2020, at which point all amounts outstanding under the delayed draw term loan facility and the revolving credit facility will become due. The interest payments for the $115.0 million notional amount through the maturity date are estimated based on the floating cash interest rate of approximately 3.24% per annum effective as of August 31, 2017.

(5)
Includes $50.0 million of borrowings outstanding under the Stateline Promissory Note by OpCo to First Solar on December 1, 2016 which will mature on December 5, 2020. Interest payments are estimated based on a rate of 4.00% per annum.

Off-Balance-Sheet Arrangements
As of August 31, 2017, we did not have any significant off-balance-sheet arrangements.

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

Credit Risk

Credit risk relates to the risk of loss resulting from non-performance or non-payment by offtake counterparties under the terms of their contractual obligations, thereby impacting the amount and timing of expected cash flows. We monitor and manage credit risk through credit policies that include the use of credit mitigation measures such as having a diversified portfolio of offtake counterparties. However, there are a limited number of offtake counterparties under our offtake agreements, which offtake counterparties are entities engaged in the energy industry, and this concentration may impact the overall exposure to credit risk, either positively or negatively, in that the offtake counterparties may be similarly affected by changes in economic, industry or other conditions. If any of these offtake agreement customers’ receivable balances in the future should be deemed uncollectible, it could have a material adverse effect on our forecasted cash flows. As of August 31, 2017 and November 30, 2016, two offtake counterparties were placed on CreditWatch by Standard & Poor’s Ratings Services, increasing our credit risk associated with these customers. Please read Part II, Item 1A. “Risk Factors—We rely on a limited number of offtake counterparties and we are exposed to the risk that they are unwilling or unable to fulfill their contractual obligations to us or that they otherwise terminate their offtake agreements with us” and Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 12—Related Parties—Maryland Solar Lease Arrangement.”

Credit risk under the residential lease program is limited because customers are required to have a minimum FICO credit score at the time of initial contract, the existing customer base is of high credit quality with an average FICO credit score of 765 at the time of initial contract, the program has a large number of customers with small account balances for each, and the customers are diversified geographically within the United States. As of August 31, 2017, we do not believe we had significant credit risk under the residential lease program.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of August 31, 2017, the outstanding principal balance of our variable interest borrowings was $665.0 million of which $375.0 million is unhedged. An immediate 10% increase in interest rates would have an increase of approximately $0.5 million of annualized interest expense on our unaudited condensed consolidated financial statements. This increase was mitigated by interest rate swaps that we entered into on August 31, 2016 and January 5, 2017 in connection with our term loan facility, which covered $250.0 million and $40.0 million, respectively, of the $665.0 million outstanding principal balance. As of August 31, 2017, our investment portfolio consisted of 100% in demand deposits.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of August 31, 2017 at a reasonable assurance level.

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

For example, FirstEnergy, our offtake counterparty with respect to the Maryland Solar Project, had its credit rating downgraded multiple times in 2016 and 2017. As of August 14, 2017, the credit rating of FirstEnergy was Caa1 and CCC- by

Moody’s Investors Service and Standard & Poor’s Ratings Services, respectively, both of which are below investment grade. In addition, Standard & Poor’s Ratings Services placed FirstEnergy on CreditWatch with negative implications, based on a $1.51 billion pretax impairment charge that the company’s competitive business will incur from the deactivation of several coal units. In November 2016, FirstEnergy Corp., the parent of FirstEnergy, announced a strategic review of its competitive business, pursuant to which the company would seek to move away from competitive markets. In addition, Standard & Poor’s Ratings Services also placed another of our offtake counterparties, Macy’s, on CreditWatch in January 2016 and on CreditWatch negative on January 5, 2017. FirstEnergy’s annual report on Form 10-K for the year ended December 31, 2016 reported a substantial uncertainty as to their ability to continue as a going concern. Both First Energy and Macy’s remain on Standard & Poor’s Ratings Services under CreditWatch.

As further described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence—Agreements with our Sponsors—Maryland Solar Lease Arrangement” in the 2016 10-K, the Maryland Solar Project Entity has leased the Maryland Solar Project to an affiliate of First Solar, with the lease term expiring on December 31, 2019. Under the arrangement, First Solar’s affiliate is obligated to pay a fixed amount of rent that is set based on the expected operations of the plant. Such lease agreement will terminate upon any termination of the PPA for the Maryland Solar Project or the site ground lease. Pursuant to the PPA for the Maryland Solar Project, a FirstEnergy bankruptcy would be an event of default under the PPA, permitting (subject to applicable law) the termination of the PPA although FirstEnergy may choose to renegotiate or maintain the PPA in its current form. Upon any such early termination of the lease agreement, First Solar’s affiliate is obligated to return the facility in its then-current condition and location to us, without any warranties, and no rent shall thereafter be payable by such First Solar affiliate. In the event that the PPA was terminated and First Solar were to subsequently terminate the Maryland Solar Lease Agreement, the Maryland Solar Project would have no agreement through which to sell the energy that it produces, which equates to approximately $8.0 million in annual revenue and we can enter into a replacement offtake agreement with a different counterparty. We would attempt to replace the PPA with a similar offtake agreement with similar terms; however, we may not be able to find a replacement offtake agreement in a timely manner or at all and the terms of any replacement agreement may be less favorable to us than the terminated PPA.

We evaluate our long-lived assets, including property and equipment and projects, for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. In consideration of the above events, we evaluated whether the carrying value of the project may no longer be recoverable using a probability-weighted assessment of potential outcomes and related undiscounted cash flows. As a result of such evaluation, we concluded the estimated future undiscounted net cash flows expected to be generated by the project over its estimated useful life exceeded the $52.0 million carrying value of the Maryland Solar Project's property and equipment as of August 31, 2017. Such assessment is subject to significant uncertainty and could change significantly as facts and circumstances change. In the event that the PPA for the Maryland Solar Project was terminated, if we are unable to enter into a replacement agreement or sell the energy it produces under similar terms, the carrying value of the project may not be recoverable, and we could record a material impairment loss in the amount by which the carrying value exceeds the fair value.

While as of August 31, 2017, both FirstEnergy and Macy’s are current with respect to payments due under the PPAs for the Maryland Solar Project, the Macy’s California Project and the Macy’s Maryland Project, as applicable, a failure by such offtake counterparties to fulfill their obligations under their respective PPAs, or any restructuring of their obligations pursuant to bankruptcy or similar proceedings, could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our Class A shareholders.

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

SunPower’s failure to complete the development of the SunPower ROFO Projects or project developers’, including our Sponsors’, failure to develop other solar energy projects, including those opportunities that are part of our Sponsors’ development pipeline, could have a significant effect on our ability to grow.

SunPower could decide not to develop or to discontinue development of the SunPower ROFO Projects and project developers, including our Sponsors, could decide not to develop additional solar energy projects, including those opportunities included in our Sponsors’ development pipeline, for a variety of reasons, including, among other things, the following:

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

•
issues related to the outcome of the Section 201 Petition, including market volatility, price fluctuations, supply shortages, and project delays in the near term and materially increasing the price of solar products in the long term;

•	competition from other alternative energy technologies or conventional energy companies;

•	high development or capital costs; and

•	a material reduction in the retail or wholesale price and availability of traditional utility generated electricity or electricity from other sources.

In addition, we and our Sponsors have agreed in the past to make several adjustments to our ROFO Portfolio. We may in the future continue working with our Sponsors to make adjustments to our ROFO Portfolio, including to remove, or waive of the negotiation obligations for, projects that we do not intend to acquire at the time our Sponsors plan to offer them. Such removals or waivers are subject to the approval of the board of directors of our General Partner and/or the board's conflicts committee. The removal of any projects from the ROFO Portfolio or the waiver of the negotiation obligations with respect to any projects would reduce the likelihood that we would acquire such projects. In addition, with First Solar’s sale of the interest in the Switch Station project, the Cuyama project and the California Flats project, no further projects remain subject to the First Solar ROFO Agreement.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Letter Agreement dated June 9, 2017, by and between 8point3 Operating Company, LLC and SunPower Corporation.	8-K	001-37447	2.1	6/13/2017
10.1	Amendment No. 7 to Amended and Restated Omnibus Agreement dated June 9, 2017, by and among 8point3 Operating Company, LLC, 8point3 General Partner, LLC, 8point3 Holding Company, LLC, 8point3 Energy Partners LP, First Solar, Inc. and SunPower Corporation.	8-K	001-37447	10.1	6/13/2017
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	__
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	__
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	__
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	__
101.INS*	XBRL Instance Document	__	__	__	__
101.SCH*	XBRL Taxonomy Extension Schema Document	__	__	__	__
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	__	__	__	__
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	__	__	__	__
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	__	__	__	__
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	__	__	__	__

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

8point3 Energy Partners LP

		By:	8point3 General Partner, LLC
its general partner

Date:	October 4, 2017	By:	/s/ BRYAN SCHUMAKER
Bryan Schumaker
Chief Financial Officer
(Principal Financial Officer)