Form 10-Q
period 2018-02-28
8point3 Energy Partners LP
filed 2018-03-28
CIK 1635581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2018
or
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
______________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Small reporting company ☐	Emerging growth company ☒
(Do not check if a small reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 26, 2018, the registrant had outstanding 28,093,305 Class A shares representing limited partner interests and 51,000,000 Class B shares representing limited partner interests.

i

GLOSSARY

Unless the context provides otherwise, references herein to “we,” “us,” “our” and “the Partnership” or like terms refer to 8point3 Energy Partners LP together with its consolidated subsidiaries.

References in this Quarterly Report on Form 10-Q to:

“2017 10-K” refers to our Annual Report on Form 10-K dated February 5, 2018, as amended.

“2017 Tax Act” refers to The H.R. 1 (Pub. L. No. 115-97), informally known as the “Tax Cuts and Jobs Act”, which was signed into law on December 22, 2017.

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

“fiscal 2019” refers to the fiscal year ended November 30, 2019.

“fiscal 2020” refers to the fiscal year ended November 30, 2020.

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

“Omnibus Agreement” refers to the Amended and Restated Omnibus Agreement, dated as of April 6, 2016, as amended, among the Partnership, OpCo, the General Partner, Holdings, First Solar and SunPower. Please read Part I, Item 1, “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 11—Related Parties” for further details.

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

“PG&E” refers to Pacific Gas and Electric Company.

“Portfolio” refers to, collectively, our portfolio of solar energy projects as of February 28, 2018, which consists of the Henrietta Project, the Hooper Project, the Kern Project, the Kingbird Project, the Lost Hills Blackwell Project, the Macy’s California Project, the Macy’s Maryland Project, the Maryland Solar Project, the North Star Project, the Quinto Project, the Solar Gen 2 Project, the Stateline Project, the RPU Project, the UC Davis Project and the Residential Portfolio.

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

“Short-Term Note” means the Promissory Note in the principal amount of $2.0 million issued by OpCo in favor of FSAM.

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

“Stateline Project Entity” refers to Desert Stateline, LLC.

“Stateline Promissory Note” means the Promissory Note in the principal amount of $50.0 million issued by OpCo in favor of FSAM in connection with our acquisition of interests in the Stateline Project.

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

“SunPower ROFO Projects” refers to, collectively, the projects set forth in the chart in Part I, Item 1, under the heading “Business—Our Portfolio—SunPower ROFO Projects” in the 2017 10-K as to which we have a right of first offer under the SunPower ROFO Agreement should SunPower decide to sell them (except as further described in Part I, Item 1, “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 11—Related Parties”).

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

8point3 Energy Partners LP
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	February 28, 2018	November 30, 2017
Assets
Current assets:
Cash and cash equivalents	$13,877	$13,528
Accounts receivable and short-term financing receivables, net	5,766	5,572
Prepaid and other current assets[1]	15,898	16,990
Total current assets	35,541	36,090
Property and equipment, net	706,277	713,284
Long-term financing receivables, net	74,904	76,201
Investments in unconsolidated affiliates	752,646	768,258
Other long-term assets	13,594	15,372
Total assets	$1,582,962	$1,609,205
Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities[1]	$3,840	$4,394
Short-term debt and financing obligations[1]	2,252	2,229
Deferred revenue, current portion	739	1,025
Total current liabilities	6,831	7,648
Long-term debt and financing obligations[1]	694,312	689,847
Deferred revenue, net of current portion	81	123
Deferred tax liabilities	24,148	37,318
Asset retirement obligations	15,178	14,970
Other long-term liabilities	2,173	1,945
Total liabilities	742,723	751,851
Redeemable noncontrolling interests	17,346	17,346
Commitments and contingencies (Note 4)
Equity:
Class A shares, 28,093,305 and 28,088,673 issued and outstanding as of February 28, 2018 and November 30, 2017, respectively	249,419	249,363
Class B shares, 51,000,000 issued and outstanding as of February 28, 2018 and November 30, 2017	—	—
Accumulated earnings	6,671	4,595
Total shareholders' equity attributable to 8point3 Energy Partners LP	256,090	253,958
Noncontrolling interests	566,803	586,050
Total equity	822,893	840,008
Total liabilities and equity	$1,582,962	$1,609,205

1The Partnership has related-party balances for transactions made with the Sponsors and tax equity investors. Related-party balances recorded within “Prepaid and other current assets” in the unaudited condensed consolidated balance sheets were $1.4 million and $0.7 million as of February 28, 2018 and November 30, 2017, respectively. Related-party balances recorded within “Accounts payable and other current liabilities” in the unaudited condensed consolidated balance sheets were $0.5 million and $0.9 million due to tax equity investors as of February 28, 2018 and November 30, 2017, respectively, and zero and $0.1 million due to Sponsors as of February 28, 2018 and November 30, 2017, respectively. Related-party balances recorded within “Short-term debt and financing obligations” and “Long-term debt and financing obligations” in the unaudited condensed consolidated balance sheets were $2.3 million and $46.1 million, respectively, as of February 28, 2018, and $2.2 million and $47.4 million, respectively, as of November 30, 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	February 28, 2018	February 28, 2017
Revenues:
Operating revenues[1]	$10,869	$9,897
Total revenues	10,869	9,897
Operating costs and expenses[1]:
Cost of operations	2,391	2,222
Selling, general and administrative	4,252	1,902
Depreciation and accretion	7,140	6,763
Acquisition-related transaction costs	20	13
Total operating costs and expenses	13,803	10,900
Operating loss	(2,934)	(1,003)
Other expense (income):
Interest expense	6,163	5,495
Interest income	(276)	(271)
Other income	(396)	(834)
Total other expense, net	5,491	4,390
Loss before income taxes and equity in earnings of unconsolidated investees	(8,425)	(5,393)
Income tax benefit (provision)	13,169	(533)
Equity in earnings of unconsolidated investees	2,000	606
Net income (loss)	6,744	(5,320)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(3,203)	(6,181)
Net income attributable to 8point3 Energy Partners LP Class A shares	$9,947	$861
Net income per Class A share:
Basic	$0.35	$0.03
Diluted	$0.35	$0.03
Distributions per Class A share:	$0.28	$0.25
Weighted average number of Class A shares:
Basic	28,089	28,073
Diluted	43,589	43,573

1The Partnership has related-party activities for transactions made with the Sponsors. Related party transactions recorded within “Operating revenues” in the unaudited condensed consolidated statement of operations were $1.3 million for each of the three months ended February 28, 2018 and February 28, 2017. Related party transactions recorded within “Operating costs and expenses” in the unaudited condensed consolidated statement of operations were $2.2 million and $2.0 million for the three months ended February 28, 2018 and February 28, 2017, respectively. Related party transactions recorded within “Other income” in the consolidated statement of operations were $0.9 million and $0.1 million for the three months ended February 28, 2018 and February 28, 2017, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP
Condensed Consolidated Statements of Redeemable Noncontrolling Interests and Equity
(In thousands, except share data)
(Unaudited)

	Redeemable						Total
	Noncontrolling	Class A Shares		Class B Shares		Accumulated	Shareholders'	Noncontrolling	Total
	Interests	Shares	Amount	Shares	Amount	Earnings	Equity	Interest	Equity
Balance as of November 30, 2016	$17,624	28,072,680	$249,138	51,000,000	$—	$22,440	$271,578	$590,331	$861,909
Noncontrolling interests obtained through acquisition	—	—	—	—	—	—	—	1,736	1,736
Cash and accrued distributions to noncontrolling interests - tax equity investors	(3,561)	—	—	—	—	—	—	(5,828)	(5,828)
Share-based compensation	—	15,993	225	—	—	—	225	—	225
Contributions from tax equity investors	—	—	—	—	—	—	—	28,388	28,388
Cash distributions to Class A shareholders	—	—	—	—	—	(29,252)	(29,252)	—	(29,252)
Cash distributions to Sponsors as OpCo unitholders	—	—	—	—	—	—	—	(53,132)	(53,132)
Net income	3,283	—	—	—	—	11,407	11,407	24,555	35,962
Balance as of November 30, 2017	17,346	28,088,673	249,363	51,000,000	$—	4,595	253,958	586,050	840,008
Cash and accrued distributions to noncontrolling interests - tax equity investors	(890)	—	—	—	—	—	—	(864)	(864)
Share-based compensation	—	4,632	56	—	—	—	56	—	56
Cash distributions to Class A shareholders	—	—	—	—	—	(7,871)	(7,871)	—	(7,871)
Cash distributions to Sponsors as OpCo unitholders	—	—	—	—	—	—	—	(14,290)	(14,290)
Net income (loss)	890	—	—	—	—	9,947	9,947	(4,093)	5,854
Balance as of February 28, 2018	$17,346	28,093,305	$249,419	51,000,000	$—	$6,671	$256,090	$566,803	$822,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	February 28, 2018	February 28, 2017
Cash flows from operating activities:
Net income (loss)	$6,744	$(5,320)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	7,247	6,871
Unrealized loss (gain) on interest rate swap	13	(670)
Distributions from unconsolidated investees	2,483	1,107
Equity in earnings of unconsolidated investees	(2,000)	(606)
Deferred income taxes	(13,169)	531
Share-based compensation	56	56
Amortization of debt issuance costs	249	237
Other, net	243	(8)
Changes in operating assets and liabilities:
Accounts receivable and financing receivable, net	969	501
Prepaid and other assets	2,750	5,627
Deferred revenue	(332)	(319)
Accounts payable and other liabilities	103	1,457
Net cash provided by operating activities	5,356	9,464
Cash flows from investing activities:
Cash used in purchases of property and equipment, net	—	(86)
Cash paid for acquisitions	(1,263)	(304,432)
Distributions from unconsolidated investees	15,129	16,604
Net cash provided by (used in) investing activities	13,866	(287,914)
Cash flows from financing activities:
Proceeds from issuance of bank loans, net of issuance costs	5,500	275,987
Repayment of Short-Term Note to First Solar	—	(1,964)
Cash distribution to Class A shareholders	(7,871)	(6,990)
Cash distributions to Sponsors as OpCo unitholders	(14,290)	(12,699)
Cash contributions from noncontrolling interests and redeemable noncontrolling interests - tax equity investors	—	18,750
Cash distributions to noncontrolling interests and redeemable noncontrolling interests - tax equity investors	(2,212)	(1,885)
Net cash provided by (used in) financing activities	(18,873)	271,199
Net increase (decrease) in cash and cash equivalents	349	(7,251)
Cash and cash equivalents, beginning of period	13,528	14,261
Cash and cash equivalents, end of period	$13,877	$7,010
Non-cash transactions:
Issuance by OpCo of promissory note to First Solar in connection with the Stateline Acquisition	$—	$50,000
Property and equipment acquisitions funded by liabilities	—	4,287
Accrued distributions to noncontrolling interests and redeemable noncontrolling interests - tax equity investors	452	581
The accompanying notes are an integral part of these condensed consolidated financial statements.

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business

The Partnership

8point3 Energy Partners LP (together with its subsidiaries, the “Partnership”) is a limited partnership formed on March 3, 2015 under a master formation agreement by SunPower Corporation (“SunPower”) and First Solar, Inc. (“First Solar” and, together with SunPower, the “Sponsors”) to own, operate and acquire solar energy generation systems. The Partnership’s IPO was completed on June 24, 2015. 8point3 General Partner, LLC (the “General Partner”), the Partnership’s general partner, is a wholly owned subsidiary of 8point3 Holding Company, LLC, an entity owned by SunPower and First Solar (“Holdings”). As of February 28, 2018, 8point3 Energy Partners LP owned a controlling non-economic managing member interest in 8point3 Operating Company, LLC (“OpCo”) and a 35.5% limited liability company interest in OpCo and the Sponsors collectively owned a noncontrolling 64.5% limited liability company interest in OpCo.

Merger Agreement with Capital Dynamics

On February 5, 2018, the Partnership, its general partner, OpCo and Holdings entered into the Merger Agreement with certain affiliates of Capital Dynamics. Upon the terms and subject to the conditions set forth in the Merger Agreement, (i) OpCo Merger Sub 1 will merge with and into OpCo (“OpCo Merger 1”) and the separate existence of OpCo Merger Sub 1 will cease and OpCo will continue as the surviving limited liability company of OpCo Merger 1 (the “Initial Surviving LLC”), (ii) OpCo Merger Sub 2 will merge with and into the Initial Surviving LLC (“OpCo Merger 2” and, together with OpCo Merger 1, the “OpCo Mergers”) and the separate existence of OpCo Merger Sub 2 will cease and the Initial Surviving LLC will continue as the surviving limited liability company of OpCo Merger 2 (the “Surviving LLC”), (iii) Partnership Merger Sub will merge with and into the Partnership (the “Partnership Merger” and, together with the OpCo Mergers, the “Mergers”) and the separate existence of Partnership Merger Sub will cease and the Partnership shall continue as the surviving partnership of the Partnership Merger (the “Surviving Partnership” and, together with the Surviving LLC, the “Surviving Entities”), (iv) Holdings will transfer to 8point3 Solar CEI or an affiliate thereof, and 8point3 Solar CEI (or its designated affiliate) will accept, for no consideration, the transfer and delivery of, 100% of the issued and outstanding membership interests in the General Partner, including all rights and obligations relating thereto and all economic and capital interests therein, and 100% of the issued and outstanding Incentive Distribution Rights (as defined in the OpCo LLC Agreement).

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

At the effective time of OpCo Merger 1, the OpCo LLC Agreement shall be amended by Amendment No. 1 to permit a special distribution to the members of OpCo pro rata in accordance with their ownership of common and subordinated units of OpCo and the Initial Surviving LLC shall make a special distribution in an amount equal to the difference between $1.1 billion and the amount of debt then outstanding to the members of OpCo (the “Special Distribution”). At the effective time of OpCo Merger 2, each issued and outstanding common and subordinated unit of OpCo, other than the common units owned by the Partnership, will be converted into the right to receive an amount in cash equal to $12.35 per unit, less the amount received in the Special Distribution and as further adjusted pursuant to the Merger Agreement. At the effective time of the Partnership Merger, each issued and outstanding Class A Share will be converted into the right to receive an amount in cash equal to $12.35 per share, as adjusted pursuant to the Merger Agreement.

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

The following table provides an overview of the assets that comprise the Portfolio as of February 28, 2018:

Project	Location	Commercial Operation Date(1)	MW(ac) (2)	Counterparty	Remaining Term of Offtake Agreement (in years)(3)
Utility
Maryland Solar	Maryland	February 2014	20	FirstEnergy Solutions	15.1
Solar Gen 2	California	November 2014	150	SDG&E	21.7
Lost Hills Blackwell	California	April 2015	32	City of Roseville/PG&E	25.8	(4)
North Star	California	June 2015	60	PG&E	17.3
RPU	California	September 2015	7	City of Riverside	22.6
Quinto	California	November 2015	108	Southern California Edison	17.8
Hooper	Colorado	December 2015	50	Public Service Company of Colorado	17.8
Kingbird	California	April 2016	40	Southern California Public Power Authority(5)	18.2
Henrietta	California	October 2016	102	PG&E	18.6
Stateline	California	August 2016	300	Southern California Edison	18.5
Commercial & Industrial
UC Davis	California	September 2015	13	University of California	17.5
Macy's California	California	October 2015	3	Macy's Corporate Services	17.7
Macy’s Maryland	Maryland	December 2016	5	Macy's Corporate Services	18.8
Kern(6)	California	September 2017	18	Kern High School District	19.0	(7)
Residential Portfolio	U.S. – Various	June 2014	38	Approx. 5,800 homeowners(8)	14.5	(9)
Total			946

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

(2)	The MW for the projects in which the Partnership owns less than a 100% interest or in which the Partnership is the lessor under any sale-leaseback financing are shown on a gross basis.

(3)	Remaining term of offtake agreement is measured from February 28, 2018.

(4)	Remaining term comprised of 0.8 years on a PPA with the City of Roseville, California, followed by a 25-year PPA with PG&E starting in 2019.

(5)	The Kingbird Project is subject to two separate PPAs with member cities of the Southern California Public Power Authority.

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

(9)	Remaining term is the weighted average duration of all of the residential leases, in each case measured from February 28, 2018.

Basis of Presentation and Preparation

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

In fiscal 2017 and fiscal 2016, the Partnership completed six acquisitions from its Sponsors, four from SunPower and two from First Solar.

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

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Principles of Consolidation

The unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP, and include the accounts of the Partnership, and all of its subsidiaries, as appropriate under consolidation accounting guidelines. The year-end condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. Investments in unconsolidated affiliates in which the Partnership has less than a controlling interest are accounted for using the equity method of accounting. Inter-entity accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal, recurring items) necessary to state fairly its financial position, results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the accounting policies previously disclosed in Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Description of Business” and “—Note 2—Summary of Significant Accounting Policies” of the 2017 10-K. Interim results are not necessarily indicative of results for a full year.

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

Recently Adopted Accounting Pronouncements

In October 2016, the FASB issued an update which amends the guidance on related parties that are under common control. Specifically, this update requires that a single decision maker consider indirect interests held by related parties under common control on a proportionate basis in a manner consistent with its evaluation of indirect interests held through other related parties. That is, the single decision maker does not consider indirect interests held through related parties as equivalent to direct interests in determining whether it meets the economics criterion to be a primary beneficiary. The Partnership adopted the new guidance beginning on December 1, 2018 and the impact of this standard on its unaudited condensed consolidated financial statements and disclosures is not material.

In March 2016, the FASB issued an update to the equity method investments guidance, which eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The Partnership adopted the new guidance beginning on December 1, 2018 and the impact of this standard on its unaudited condensed consolidated financial statements and disclosures is not material.

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

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

In August 2016, the FASB issued an update to the statement of cash flows guidance, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. One identified cash flow issue relates to distributions received from equity method investees whereby the reporting entity should make an accounting policy election to classify distributions received from equity method investees using either the cumulative earnings approach or the nature of the distribution approach. This new guidance becomes effective for the Partnership in the first quarter of fiscal 2019 and is applied retrospectively. The Partnership expects to continue to apply the cumulative earnings approach which will not have an impact on its unaudited condensed consolidated financial statements and disclosures.

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

Note 2. Investment in Unconsolidated Affiliates

As of February 28, 2018, the Partnership owns a 49% ownership interest in each of SG2 Holdings, North Star Holdings, Lost Hills Blackwell Holdings and Henrietta Holdings and a 34% ownership interest in Stateline Holdings. The minority membership interests are accounted for as equity method investments, as the Partnership is able to exercise significant influence through its governing board, while the non-affiliated majority owner otherwise controls. The following table summarizes the activity of the Partnership’s investments in its unconsolidated affiliates:

	Three Months Ended
(in thousands)	February 28, 2018	February 28, 2017
Balance at the beginning of the period	$768,258	$475,078
Investments in its unconsolidated affiliates during the period	—	330,027
Equity in earnings in unconsolidated affiliates (1)	2,000	606
Distributions from unconsolidated affiliates	(17,612)	(17,711)
Balance at the end of the period	$752,646	$788,000

(1)
The net income used to determine the Partnership’s equity in earnings of unconsolidated affiliates reflects adjustments pursuant to the equity method of accounting, including the amortization of basis differences resulting from the Partnership’s proportionate share of certain equity method investees’ net assets exceeding their carrying values.

The difference between the amounts at which the Partnership’s investments in unconsolidated affiliates are carried and the Partnership’s proportionate share of the equity method investee’s net assets for equity method investments was $135.3 million and $136.4 million as of February 28, 2018 and November 30, 2017, respectively. The Partnership accretes the basis difference over the life of the underlying assets and the accretion expense was $1.0 million for each of the three months ended February 28, 2018 and February 28, 2017.

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

The following table presents summarized financial information of SG2 Holdings, North Star Holdings, Lost Hills Blackwell Holdings, Henrietta Holdings and Stateline Holdings as derived from the unaudited condensed consolidated financial statements of such entities:

	Three Months Ended
(in thousands)	February 28, 2018	February 28, 2017
Summary statements of operations information:
Revenue	$24,177	$19,616
Operating expenses	26,290	26,393
Net loss	(2,357)	(7,759)

Note 3. Balance Sheet Components

Financing Receivables

The Partnership’s net investment in sales-type leases presented in “Accounts receivable and short-term financing receivables, net” and “Long-term financing receivables, net” on the unaudited condensed consolidated balance sheets is as follows:

	As of
(in thousands)	February 28, 2018	November 30, 2017
Minimum lease payment receivable, net (1)	$91,109	$93,161
Unguaranteed residual value	12,712	12,774
Less: unearned income	(26,318)	(27,178)
Net financing receivables	$77,503	$78,757
Short-term financing receivables, net (2)	$2,599	$2,556
Long-term financing receivables, net	$74,904	$76,201

(1)	Allowance for losses on financing receivables was $0.8 million and $0.7 million as of February 28, 2018 and November 30, 2017, respectively.

(2)
Accounts receivable and short-term financing receivables, net on the unaudited condensed consolidated balance sheets includes other trade accounts receivable of $3.2 million and $3.0 million as of February 28, 2018 and November 30, 2017, respectively.

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Current and Non-current Assets

	As of
(in thousands)	February 28, 2018	November 30, 2017
Prepaid expense and other current assets
Reimbursable network upgrade costs (1)	$12,115	$13,294
Derivative financial instruments	1,590	1,603
Other current assets	2,193	2,093
Total	$15,898	$16,990
Property and equipment, net
Utility solar power systems	$636,495	$636,495
Leased solar power systems	136,956	137,052
Land	1,020	1,020
	774,471	774,567
Less: accumulated depreciation	(68,194)	(61,283)
Total	$706,277	$713,284
Other long-term assets
Reimbursable network upgrade costs (1)	$12,376	$14,047
Intangible assets (2)	1,218	1,325
Total	$13,594	$15,372

(1)
For the Kingbird Project and the Quinto Project, the construction costs related to the network upgrade of a transmission grid belonging to a utility company are reimbursable by that utility company over five years from the date the project reached commercial operation.

(2)
Intangible assets represent a customer contract intangible that is amortized on a straight-line basis beginning on COD through the contract term end date of December 31, 2020. Operating revenues were reduced by $0.1 million in each of the three months ended February 28, 2018 and February 28, 2017.

Current Liabilities

	As of
(in thousands)	February 28, 2018	November 30, 2017
Accounts payable and other current liabilities
Trade and accrued accounts payable	$2,332	$2,044
Related party payable	453	1,047
Other short-term liabilities	1,055	1,303
Total	$3,840	$4,394

Note 4. Commitments and Contingencies

Land Use Commitments

The Partnership is a party to various agreements that provide for payments to landowners for the right to use the land upon which projects under PPAs are located.

The total minimum lease and easement commitments at February 28, 2018 under these land use agreements are as follows:

(in thousands)	2018 (remaining nine months)	2019	2020	2021	2022	Thereafter	Total
Land use payments	$899	$1,686	$1,742	$1,782	$1,822	$54,590	$62,521

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Solar Power System Performance Warranty

Lease agreements require the Partnership to undertake a system output performance warranty. The Partnership records amounts related to these system output performance warranties within “Accounts payable and other current liabilities” and a corresponding receivable relating to anticipated performance warranty reimbursements from the O&M provider within “Other current assets”.

The following table summarizes accrued solar power systems performance warranty activities:

	Three Months Ended
(in thousands)	February 28, 2018	February 28, 2017
Balance at the beginning of the period	$45	$196
Settlements during the period	(2)	(29)
Adjustments during the period	(13)	(29)
Balance at the end of the period	$30	$138

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

The following table summarizes ARO activities:

	Three Months Ended
(in thousands)	February 28, 2018	February 28, 2017
Balance at the beginning of the period	$14,970	$13,448
Accretion expense	208	171
ARO assumed in acquisition	—	493
Revisions to ARO during the period	—	17
Balance at the end of the period	$15,178	$14,129

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

Environmental Contingencies

The Partnership reviews its obligations as they relate to compliance with environmental laws, including site restoration and remediation. During each of the three months ended February 28, 2018 and February 28, 2017, there were no known environmental contingencies that required the Partnership to recognize a liability.

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Note 5. Lease Agreements and Power Purchase Agreements

Lease Agreements

As of February 28, 2018, the Partnership’s unaudited condensed consolidated financial statements include approximately 5,800 residential lease agreements which have original terms of 20 years and are classified as either operating or sales-type leases. In addition, the lease agreement for the Maryland Solar Project has a lease term that will expire on December 31, 2019, and the lessee, who is an affiliate of First Solar, is obligated to pay a fixed amount of rent that is set based on the expected operations of the plant.

The following table presents the Partnership’s minimum future rental receipts on operating leases placed in service as of February 28, 2018:

(in thousands)	2018 (remaining nine months)	2019	2020	2021	2022	Thereafter	Total
Minimum future rentals on residential operating leases placed in service (1)	$2,752	$3,708	$3,730	$3,751	$3,774	$38,420	$56,135
Maryland Solar lease	4,203	4,912	—	—	—	—	9,115
Total operating leases	$6,955	$8,620	$3,730	$3,751	$3,774	$38,420	$65,250

(1)
Minimum future rentals on operating leases placed in service do not include contingent rentals that may be received from customers under agreements that include performance-based incentives and executory costs.

As of February 28, 2018, future maturities of net financing receivables for sales-type leases are as follows:

(in thousands)	2018 (remaining nine months)	2019	2020	2021	2022	Thereafter	Total
Scheduled maturities of minimum lease payments receivable (1)	$4,322	$5,618	$5,707	$5,799	$5,894	$63,769	$91,109

(1)
Minimum future rentals on sales-type leases placed in service do not include contingent rentals that may be received from customers under agreements that include performance-based incentives and executory costs.

Power Purchase Agreements

Under the terms of various PPAs, the Partnership’s contracted counterparties may be obligated to take all or part of the output from the system at stipulated prices over defined periods. All PPAs associated with solar generation systems operating as of February 28, 2018 have no minimum lease payments and all of the rental income under these agreements is recorded as revenue when the electricity is delivered.

SREC Sales Agreement

Under the terms of the Partnership’s SREC Sales Agreement, the contracted counterparty is obligated to purchase an annual number of SRECs from the Partnership at stipulated prices over a defined period of time. As of February 28, 2018, firm sales under the Partnership’s SREC Sales Agreement are as follows:

(in thousands)	2018 (remaining nine months)	2019	2020	2021	2022	Thereafter	Total
SREC sales	$547	$781	$781	$195	$—	$—	$2,304

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Note 6. Debt and Financing Obligations

The following table summarizes the Partnership’s debt obligations on its unaudited condensed consolidated balance sheets:

	February 28, 2018		November 30, 2017
(in thousands)	Amount	Interest Rate	Amount	Interest Rate
Term loan due June 2020	$300,000	3.65%	$300,000	3.35%
Incremental term loan due June 2020	250,000	3.65%	250,000	3.35%
Delayed draw term loan facility due June 2020	25,000	3.65%	25,000	3.35%
Revolving credit facility due June 2020	75,500	3.65%	70,000	3.35%
Stateline Promissory Note due December 2020	48,370	4.00%	49,631	4.00%
Less: debt issuance costs	(2,306)	N/A	(2,555)	N/A
Total	$696,564		$692,076

OpCo’s Credit Facility

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

Loans outstanding under the credit facility bear interest at either (i) a base rate, which is the highest of (x) the federal funds rate plus 0.50%, (y) the administrative agent’s prime rate and (z) one-month LIBOR, in each case, plus an applicable margin; or (ii) one-, two-, three- or six-month LIBOR plus an applicable margin. There will be no principal amortization over the term of the credit facility. The unused portion of the revolving credit facility and delayed draw term loan facility is subject to a commitment fee of 0.30% per annum. OpCo may prepay the borrowings under the term loan facility and the delayed draw term loan facility at any time. OpCo has entered into interest rate swap agreements to hedge the interest rate on a portion of the borrowings under the term loan facility. Please read “—Note 7—Fair Value” for further details.

OpCo’s credit facility contains covenants including, among others, requiring the Partnership to maintain the following financial ratios: (i) a debt to cash flow ratio (as more fully described in the credit facility) of not more than (a) 6.00 to 1.00 for the fiscal quarters ending November 30, 2016 through November 30, 2017; and (b) 5.50 to 1.00 for each fiscal quarter ending thereafter; and (ii) a debt service coverage ratio (as more fully described in the credit facility) of not less than 1.75 to 1.00. In addition, an event of default occurs under the credit facility upon a change of control. The credit facility defines a change of control as occurring when, among other things, (i) the Sponsors (or either of them) cease to direct the management, directly or indirectly, of the Partnership or OpCo, or (ii) the Sponsors collectively cease to own 35% of the economic interest in OpCo. On February 5, 2018, the Partnership, its general partner, OpCo, Holdings and the other parties thereto entered into the Merger Agreement. Upon the terms and subject to the conditions set forth in the Merger Agreement, immediately after the consummation of OpCo Merger 1, the credit facility will be repaid in full and extinguished. Please read “—Note 1—Description of Business” for further details. In addition, the credit facility contains customary non-financial covenants and certain restrictions that will limit the Partnership’s, OpCo’s and certain of the Partnership’s and its domestic subsidiaries’ ability to, among other things, incur or guarantee additional debt and to make distributions on or redeem or repurchase OpCo common units. The Joinder Agreement amended OpCo’s credit facility to permit OpCo to incur up to $50.0 million in subordinated indebtedness from First Solar or its affiliate to pay a portion of the purchase price for the Stateline Project. As of February 28, 2018, the Partnership was in compliance with its debt covenants.

OpCo’s credit facility is collateralized by a pledge of the equity of OpCo and certain of its subsidiaries. The Partnership and each of OpCo’s subsidiaries, other than certain non-guarantor subsidiaries, have guaranteed the obligations of OpCo under the credit facility.

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

As of both February 28, 2018 and November 30, 2017, OpCo had approximately $54.6 million of letters of credit outstanding under the revolving credit facility.

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

Note 7. Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Partnership’s assets and liabilities measured at estimated fair value on a recurring basis, categorized in accordance with the fair value hierarchy:

	February 28, 2018		November 30, 2017
(in thousands)	Level 2	Total	Level 2	Total
Assets
Derivative financial instruments	$1,590	$1,590	$1,603	$1,603
Total assets	$1,590	$1,590	$1,603	$1,603

Derivative financial instruments: On August 31, 2016, OpCo entered into interest rate swap agreements intended to hedge the interest rate risk on the outstanding borrowings under the term loan with an aggregate notional value of $250.0 million. Under the interest rate swap agreements, OpCo will pay a fixed swap rate of interest of approximately 0.85% and the counterparties to the agreements will pay a floating interest rate based on one-month LIBOR at monthly intervals through the maturity date of August 31, 2018. On January 5, 2017, OpCo entered into another interest rate swap agreement intended to hedge the interest rate risk on the outstanding borrowings under the term loan with an aggregate notional value of $40.0 million. Under this interest rate swap agreement, OpCo will pay a fixed swap rate of interest of approximately 1.16% and the counterparty to the agreement will pay a floating interest rate based on one-month LIBOR at monthly intervals through the maturity date of August 31, 2018.

As of both February 28, 2018 and November 30, 2017, these interest rate swap agreements had not been designated as cash flow hedges and are reflected at fair value on the unaudited condensed consolidated balance sheets. As of both February 28, 2018 and November 30, 2017, these interest rate swap agreements are presented within "Prepaid and other current assets" on the unaudited condensed consolidated balance sheet since the maturity date is within one year after the balance sheet date.

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

During the three months ended February 28, 2018 and February 28, 2017, the Partnership recorded an unrealized loss of less than $0.1 million and an unrealized gain of $0.7 million, respectively, within other income in the unaudited condensed consolidated statements of operations related to the change in fair value. The primary inputs into the valuation of interest rate swaps are interest yield curves, interest rate volatility and credit spreads. The Partnership's interest rate swaps are classified within Level 2 of the fair value hierarchy, since all significant inputs are corroborated by market observable data. There were no transfers in or out of Level 1, Level 2 and Level 3 during any period.

Liabilities Measured at Fair Value on a Nonrecurring Basis

Long-term debt and financing obligations: The estimated fair value of the Partnership’s long-term debt was classified within Level 2 of the fair value hierarchy as of February 28, 2018 and November 30, 2017, and approximated its carrying value of $696.6 million and $692.1 million, respectively. Borrowings under the credit facility are variable rate debt with the interest rate indexed to the market and reset on a frequent and short-term basis. The Stateline Promissory Note is a fixed-rate debt and the fair value was estimated using the income approach based on observable market inputs.

Note 8. Noncontrolling Interests

Noncontrolling interests represent the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to the Partnership. For accounting purposes, the holders of noncontrolling interests of the Partnership include the Sponsors, which are SunPower and First Solar, as described in “—Note 1—Description of Business,” and third-party investors under the tax equity financing facilities. As of both February 28, 2018 and November 30, 2017, First Solar and SunPower had noncontrolling interests of 28.0% and 36.5%, respectively, in OpCo.

In addition, certain subsidiaries of OpCo have entered into tax equity financing facilities with third-party investors under which the parties invest in entities that hold the solar power systems. The Partnership, through OpCo, holds controlling interests in these less-than-wholly owned entities and has therefore fully consolidated these entities. The Partnership accounts for the portion of net assets in the consolidated entities attributable to the investors as “Redeemable noncontrolling interests” and “Noncontrolling interests” in its unaudited condensed consolidated financial statements using the HLBV Method. Noncontrolling interests in subsidiaries that are redeemable at the option of the noncontrolling interest holder are classified as “Redeemable noncontrolling interests in subsidiaries” between liabilities and equity on the unaudited condensed consolidated balance sheets and the balance is the greater of the carrying value calculated under the HLBV Method or the redemption value.

As of February 28, 2018 and November 30, 2017, redeemable noncontrolling interests attributable to tax equity investors after adjusting the carrying amount to the redemption value was $17.3 million in both periods and noncontrolling interests attributable to tax equity investors was $54.6 million and $55.3 million, respectively.

During the three months ended February 28, 2018 and February 28, 2017, such indirect subsidiaries of OpCo attributed $1.0 million in income and $8.8 million in losses, respectively, to the third-party investors primarily as a result of allocating certain assets, including tax credits, if any, to the investors. During the three months ended February 28, 2018 and February 28, 2017, OpCo acquired noncontrolling interests totaling zero and $1.1 million, respectively. Please read “—Note 3—Business Combinations” of the 2017 10-K for further details.

The following table presents the noncontrolling interest balances by entity, reported in shareholders’ equity in the unaudited condensed consolidated balance sheets:

	As of
(in thousands)	February 28, 2018	November 30, 2017
First Solar	$222,018	$230,039
SunPower	290,193	300,670
Tax equity investors	54,592	55,341
Total	$566,803	$586,050

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

As of both February 28, 2018 and November 30, 2017, the Partnership owned a 35.5% limited liability company interest in OpCo as well as a controlling noneconomic managing member interest in OpCo, and the Sponsors collectively owned 51,000,000 Class B shares in the Partnership, with SunPower and First Solar having owned 28,883,075 and 22,116,925 Class B shares, respectively, and together, having owned a noncontrolling 64.5% limited liability company interest in OpCo.

The following shares of the Partnership were outstanding:

	As of
Shares	February 28, 2018	November 30, 2017	Shareholder
Class A shares	28,093,305	28,088,673	Public
Class B shares	22,116,925	22,116,925	First Solar
Class B shares	28,883,075	28,883,075	SunPower
Total shares outstanding	79,093,305	79,088,673

Cash Distribution

On January 12, 2018, the Partnership distributed $7.9 million on its Class A shares and OpCo distributed $14.3 million on its common and subordinated units, or in each case $0.2802 per share or unit, for the period from September 1, 2017 to November 30, 2017. On March 22, 2018, the general partner’s board of directors declared a cash distribution for its Class A shares of $0.2802 per share for the first quarter of 2018. Please read “—Note 17—Subsequent Events” for further details.

ATM Program

On January 30, 2017, the Partnership established the ATM Program under which it may sell its Class A shares from time to time through the ATM Agents up to an aggregate sales price of $125.0 million. Under the ATM Program, the Partnership may also sell its Class A shares to any ATM Agent, as principal for its own account, at a price agreed upon at the time of the sale. Net proceeds from sales under the ATM Program would be used to purchase a number of common units in OpCo equal to the number of Class A shares issued under the ATM Program. OpCo may use the proceeds for general corporate purposes, which may include, among other things, repaying borrowings under the Stateline Promissory Note and OpCo’s credit facilities, and funding working capital or acquisitions. No shares were issued under the ATM Program during fiscal 2017 and the first quarter of fiscal 2018. Pursuant to the Merger Agreement, the Partnership is restricted in its ability to issue or sell its Class A shares under the ATM Program through the pendency of the Merger Agreement.

Note 10. Net Income Per Share

Basic net income per share is computed by dividing net income attributable to Class A shareholders by the weighted average number of Class A shares outstanding for the applicable period. Diluted net income per share is computed using basic weighted average Class A shares outstanding plus, if dilutive, any potentially dilutive securities outstanding during the period using the treasury-stock-type method. Pursuant to the Exchange Agreement entered into among the Partnership, the General Partner, OpCo, a wholly owned subsidiary of SunPower and a wholly owned subsidiary of First Solar, the Sponsors can tender OpCo common units and an equal number of such Sponsor’s Class B shares for redemption, and the Partnership has the right to directly purchase the tendered OpCo common units and Class B shares for, subject to the approval of its Conflicts Committee, cash or the issuance of Class A shares of the Partnership. If the Partnership elects to issue Class A shares, it would cancel the tendered Class B shares and hold the OpCo common units with the other OpCo common units it previously held, since the number of Class A shares issued must at all times equal the number of OpCo common units held by the Partnership. Since the Partnership would be holding additional OpCo common units, the net income attributable to Class A shares would proportionately increase, resulting in no change to net income per share for the three months ended February 28, 2018 and February 28, 2017. In addition, there were no potentially dilutive securities (including any stock options, restricted stock and restricted stock units) for the three months ended February 28, 2018 and February 28, 2017.

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
(in thousands, except per share amounts)	February 28, 2018	February 28, 2017
Basic net income per share:
Numerator:
Net income attributable to Class A shareholders	$9,947	$861
Denominator:
Basic weighted-average shares	28,089	28,073

Basic net income per share	$0.35	$0.03

Diluted net income per share:
Numerator:
Net income attributable to Class A shareholders	$9,947	$861
Add: Additional net income attributable to Class A shares due to increased percentage ownership in OpCo, net of tax, from the conversion of Class B shares	5,191	514
	$15,138	$1,375
Denominator:
Basic weighted-average shares	28,089	28,073
Effect of dilutive securities:
Class B shares (1)	15,500	15,500
Diluted weighted-average shares	43,589	43,573

Diluted net income per share	$0.35	$0.03

(1)	Up to the amount of OpCo common units held by Sponsors.

Note 11. Related Parties

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

Costs incurred for these services were $0.4 million for both the three months ended February 28, 2018 and February 28, 2017.

EPC Agreements

Various projects are designed, engineered, constructed and commissioned pursuant to EPC agreements with affiliates of the Sponsors, which may include a one-year to ten-year system warranty against defects in materials, construction, fabrication and workmanship, and in some cases, may include a 25-year power and product warranty on certain modules. All of the projects pursuant to the EPC agreements have achieved commercial operations prior to fiscal 2018.

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

Costs incurred for O&M and AMA services were $1.8 million and $1.5 million for the three months ended February 28, 2018 and February 28, 2017, respectively. In the three months ended February 28, 2018, the Partnership recorded other income of $0.9 million related to an energy performance test bonus receivable from our Sponsor associated with one of our equity method investments. In the three months ended February 28, 2017, the Partnership received other income of $0.1 million for performance guarantees under our O&M agreements with Sponsors.

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

During the three months ended February 28, 2018, the Partnership received zero in indemnity payments from Sponsors. During the three months ended February 28, 2017, the Partnership received $0.1 million in indemnity payments from the Sponsors for the delay in commercial operations of the Kern Phase 1(a) Assets.

Pursuant to the terms of the Merger Agreement, simultaneous with the closing of the Mergers, the parties will terminate certain indemnification obligations under the Omnibus Agreement relating to the ownership and operation of each of First Solar’s and SunPower’s contributed projects.

Promissory Notes

On November 25, 2015, OpCo issued the Short-Term Note to First Solar in the principal amount of $2.0 million, in exchange for First Solar’s loan of such amount to OpCo. On December 30, 2016, OpCo repaid the Short-Term Note to First Solar. Additionally, in connection with the closing of the Stateline Acquisition on December 1, 2016, OpCo issued the Stateline Promissory Note to First Solar in the principal amount of $50.0 million. Please read “—Note 6—Debt and Financing Obligations” for further details.

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

SunPower ROFO Agreement

Pursuant to the SunPower ROFO Agreement, SunPower previously granted to OpCo a right of first offer to purchase certain solar energy generating facilities for a period of five years. Such solar projects included the 100 MW Boulder Solar 1 solar generation project in Nevada (“Boulder Solar”). On February 5, 2018, due to the limitations on the Partnership's ability to acquire projects under the Merger Agreement, in connection with the Conflicts Committee’s and the Board’s approval of the Merger Agreement, the Partnership entered into the Waiver Agreement with SunPower which waives its right of first offer on all the projects subject to the SunPower ROFO Agreement during the pendency of the Merger Agreement. Due to this waiver, during the pendency of the Merger Agreement, the Partnership does not have a right of first offer on any or all such projects should SunPower decide to sell. Please read “—Note 1—Description of Business” for further details. In the event that the Merger Agreement terminates without the closing of the Mergers, the waiver would terminate with respect to all projects subject to the SunPower ROFO Agreement, except, with respect to individual projects still owned by SunPower at the termination of such waiver, such project is either under an exclusivity agreement with a third party or has an offer for purchase from a third party pursuant to which SunPower is in negotiations. On February 15, 2018, it was announced that SunPower had sold the interest in Boulder Solar to a third party. As such, OpCo no longer has the ability to acquire such interest in Boulder Solar or its related assets.

Maryland Solar Lease Arrangement

The Maryland Solar Project Entity has leased the Maryland Solar Project to an affiliate of First Solar. Under the arrangement, First Solar’s affiliate is obligated to pay a fixed amount of rent that is set based on the expected operations of the project. The lease agreement will expire on December 31, 2019 (unless terminated earlier pursuant to its terms).

FirstEnergy Solutions Corp. (“FirstEnergy”), the Partnership’s offtake counterparty with respect to the Maryland Solar Project, had its credit rating downgraded multiple times in 2016 and 2017. As of February 28, 2018, the credit rating of FirstEnergy was Ca and CCC- by Moody’s Investors Service and Standard & Poor’s Ratings Services, respectively, both of which are below investment grade. In addition, Standard & Poor’s Ratings Services placed FirstEnergy on CreditWatch with negative implications, based on a significant impairment charge that the company’s competitive business will incur from the deactivation of several coal units. In November 2016, FirstEnergy Corp., the parent of FirstEnergy, announced a strategic review of its competitive business, pursuant to which the company would seek to move away from competitive markets. FirstEnergy’s annual report on Form 10-K for the years ended December 31, 2017 and December 31, 2016 reported a substantial uncertainty as to their ability to continue as a going concern.

The lease agreement between the Maryland Solar Project Entity and the First Solar affiliate will terminate upon any termination of the PPA or the site ground lease. Pursuant to the PPA for the Maryland Solar Project, a FirstEnergy bankruptcy would be an event of default under the PPA, permitting (subject to applicable law) the termination of the PPA although FirstEnergy may choose to renegotiate or maintain the PPA in its current form. Upon any such early termination of the lease agreement, First Solar’s affiliate is obligated to return the facility in its then-current condition and location to the Partnership, without any warranties, and no rent shall thereafter be payable by such First Solar affiliate. In the event that the PPA was terminated, the Maryland Solar Project would have no agreement through which to sell the energy that it produces, which equates to approximately $8.0 million in annual revenue, and the Partnership can enter into a replacement offtake agreement with a different counterparty. As of February 28, 2018, FirstEnergy is current with respect to the payments due under the PPA for the Maryland Solar Project.

The Partnership evaluates its long-lived assets, including property and equipment and projects, for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. In consideration of the above events, the Partnership evaluated whether the carrying value of the project may no longer be recoverable using a probability-weighted assessment of potential outcomes and related undiscounted cash flows. As a result of such evaluation, the Partnership concluded the estimated future undiscounted net cash flows expected to be generated by the project over its estimated useful life exceeded the $51.0 million carrying value of the Maryland Solar Project's property and equipment as of February 28, 2018. Such assessment is subject to significant uncertainty and could change significantly as facts and circumstances change. In the event that the PPA for the Maryland Solar Project was terminated, if the Partnership is unable to enter into a replacement agreement or sell the energy it produces under similar terms, the carrying value of the project may not be recoverable, and the Partnership could record a material impairment loss in the amount by which the carrying value exceeds the fair value.

Pursuant to the terms of the Merger Agreement, at, or prior to, the closing of the Mergers, the Partnership, the General Partner and OpCo are obligated to enter into an amendment to the lease agreement. Such amendment will eliminate the termination of the lease agreement due to a termination of the underlying PPA as a result of a bankruptcy of FirstEnergy.

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

Note 12. Income Taxes

The provision for income taxes differed from the amount computed by applying the statutory U.S. federal rate of 21% primarily due to the tax impact of equity in earnings, the tax impact of noncontrolling interest, and state tax rates (net of federal benefit) in various jurisdictions, most significantly California.

The Partnership’s financial reporting year-end is November 30 while its tax year-end is December 31. The Partnership has elected to base the tax provision on the financial reporting year; therefore, since the 2018 financial reporting year is December 1, 2017 through November 30, 2018, the taxable income (loss) included in the 2018 tax provision is for the tax year ended December 31, 2017. The provision accrued at the financial reporting year-end will be a discrete period computation, and the tax credits and permanent differences recognized in that accrual will be those generated between the tax year-end date and the financial reporting year-end date. With the exception of minimum state income and franchise tax payments, any amounts recorded for income tax provision (benefit) represent deferred income taxes being provided on the net income before taxes of OpCo, a non-taxable partnership, which is allocated to the Partnership.

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

The Tax Cuts and Jobs Act

On December 22, 2017, the 2017 Tax Act was signed into law, which enacted major changes to the U.S. federal income tax laws, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. For the tax year ended December 31, 2017, the provision of the 2017 Tax Act that is expected to most significantly affect the Partnership is the reduction in the corporate income tax rate.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 to (i) clarify certain aspects of accounting for income taxes under Accounting Standards Codification 740 in the reporting period the 2017 Tax Act was signed into law when information is not yet available or complete and (ii) provide a measurement period up to one year to complete the accounting for the 2017 Tax Act. As of February 28, 2018, the Partnership had not completed its accounting for the 2017 Tax Act, but made a reasonable estimate of the effects of the 2017 Tax Act on its existing deferred income tax balances. In other cases, the Partnership was not able to make a reasonable estimate of such tax effects and continued to account for the affected items, including state income taxes to the extent there is uncertainty regarding conformity to the federal tax system, based on previous tax laws.

8point3 Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements — Continued

As a result of the 2017 Tax Act, the Partnership recorded a provisional $12.3 million tax benefit in the first quarter of fiscal 2018, due to the re-measurement of deferred tax assets and liabilities. However, the Partnership is continuing to evaluate the impact of the 2017 Tax Act, which could potentially affect the measurement of these balances or result in additional tax expense.

The Partnership's evaluation of the income tax effects of these items and the provisional amounts recorded for the tax year ended December 31, 2017 requires additional guidance from state tax authorities about the application of these new tax laws. The associated accounting for the 2017 Tax Act is expected to be completed when the Partnership's 2017 U.S. corporate income tax return is filed in fiscal 2018.

Note 13. Segment Information

The Partnership manages its Portfolio as one segment that operates a portfolio of solar energy generation systems. It operates as a single reportable segment based on the “management” approach.

Long-lived assets consisting of property and equipment, net, were located in the United States. Similarly, all operating revenues for the three months ended February 28, 2018 and February 28, 2017 were from customers located in the United States. The following customers each comprised 10% or more of the Partnership’s total revenue:

	Three Months Ended
Customers	February 28, 2018	February 28, 2017
Southern California Edison	32.0%	29.5%
Southern California Public Power Authority	12.6%	10.7%
Public Service Company of Colorado	12.4%	*
First Solar	11.7%	12.8%

*	Total revenue attributable to these customers was less than 10% of the Partnership's total revenue for the period.

Note 14. Subsequent Events

Distributions

On March 22, 2018, the general partner’s board of directors declared a cash distribution for its Class A shares of $0.2802 per share for the first quarter of 2018. The general partner’s board of directors declared a corresponding cash distribution for OpCo’s common and subordinated units, which includes all common and subordinated units held by First Solar and SunPower. The first quarter distribution will be paid on April 13, 2018 to shareholders and unitholders of record as of April 3, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our 2017 10-K.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report and in the 2017 10-K. Those risk factors and other factors noted throughout this report and in the 2017 10-K could cause our actual results to differ materially from those disclosed in any forward-looking statement. You should also understand that it is not possible to predict or identify all such factors and should not consider the risk factors included in this report and the 2017 10-K to be a complete statement of all potential risks and uncertainties. Please read “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in Part I, Item 1A. of the 2017 10-K.

Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to publicly update or revise any forward-looking statements except as required by law.

Overview

Description of Partnership

We are a limited partnership formed by First Solar and SunPower, our Sponsors, to own, operate and acquire solar energy generation projects.

On February 5, 2018, we, our general partner, OpCo and Holdings entered into the Merger Agreement with certain affiliates of Capital Dynamics. Upon the terms and subject to the conditions set forth in the Merger Agreement, (i) OpCo Merger Sub 1 will merge with and into OpCo and the separate existence of OpCo Merger Sub 1 will cease and OpCo will continue as the surviving limited liability company of OpCo Merger 1, (ii) OpCo Merger Sub 2 will merge with and into the Initial Surviving LLC and the separate existence of OpCo Merger Sub 2 will cease and the Initial Surviving LLC will continue as the surviving limited liability company of OpCo Merger 2, (iii) Partnership Merger Sub will merge with and into the Partnership and the separate existence of Partnership Merger Sub will cease and the Partnership shall continue as the surviving partnership of the Partnership Merger, (iv) Holdings will transfer to 8point3 Solar CEI or an affiliate thereof, and 8point3 Solar CEI (or its designated affiliate) will accept, for no consideration, the transfer and delivery of, 100% of the issued and outstanding membership interests in the General Partner, including all rights and obligations relating thereto and all economic and capital interests therein, and 100% of the issued and outstanding Incentive Distribution Rights (as defined in the OpCo LLC Agreement).

Our Portfolio

As of February 28, 2018, our Portfolio consisted of interests in 946 MW of solar energy projects located entirely in the United States, all of which are operational. As of February 28, 2018, we owned interests in ten utility-scale solar energy projects representing 92% of the generating capacity of our Portfolio, and four C&I solar energy projects and a portfolio of residential DG Solar assets representing 8% of the generating capacity of our Portfolio. Our utility-scale and C&I solar energy projects sell their output under long-term, fixed-price offtake agreements primarily with investment grade offtake counterparties and our residential DG Solar assets are leased under long-term fixed-price offtake agreements with high credit quality residential customers with FICO scores averaging 765 at the time of the initial contract. As of February 28, 2018, the weighted average remaining life of offtake agreements across our Portfolio was 18.9 years.

For an overview of the assets that comprise our Portfolio as of February 28, 2018, please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 1— Description of Business.”

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

The following table presents a reconciliation of net income to Adjusted EBITDA and cash available for distribution for the three months ended February 28, 2018 and February 28, 2017:

	Three Months Ended
(in thousands)	February 28, 2018	February 28, 2017
Net income (loss) (1)	$6,744	$(5,320)
Add (Less):
Interest expense, net of interest income	5,887	5,224
Income tax provision (benefit)	(13,169)	533
Depreciation, amortization and accretion	7,247	6,871
Share-based compensation	56	56
Acquisition-related transaction costs (2)	20	13
Unrealized gain (loss) on derivatives (3)	13	(670)
Add proportionate share from equity method investments (4)
Interest expense, net of interest income	74	130
Depreciation, amortization and accretion	6,247	6,224
Adjusted EBITDA	$13,119	$13,061
Less:
Equity in earnings of unconsolidated affiliates, net with (4) above (5)	(8,321)	(6,960)
Cash interest paid (6)	(5,930)	(4,761)
Cash distributions to non-controlling interests	(2,212)	(1,885)
Short-Term Note (7)	—	(1,964)
Add:
Cash distributions from unconsolidated affiliates (8)	17,612	17,711
Indemnity payment from Sponsors (9)	—	65
Cash proceeds from sales-type residential leases, net (10)	710	671
Test electricity generation (11)	—	10
Cash proceeds for reimbursable network upgrade costs (12)	3,126	6,123
Cash available for distribution	$18,104	$22,071

(1)
Costs incurred by the Partnership as a result of the strategic evaluation of the proposed Mergers with Capital Dynamics performed by our Conflicts Committee as well as the release of deferred costs associated with the ATM Program totaling $2.2 million and $0.4 million, respectively, in the first quarter of 2018 were not excluded to calculate Adjusted EBITDA and cash available for distribution.

(2)	Represents acquisition-related financial advisory, legal and accounting fees associated with ROFO Project interests purchased.

(3)	Represents the changes in fair value of interest rate swaps that were not designated as cash flow hedges.

(4)	Represents our proportionate share of net interest expense, depreciation, amortization and accretion from our unconsolidated affiliates that are accounted for under the equity method.

(5)
Equity in earnings of unconsolidated affiliates represents the earnings from the Solar Gen 2 Project, the North Star Project, the Lost Hills Blackwell Project, the Henrietta Project, and the Stateline Project and is included in our unaudited condensed consolidated statements of operations.

(6)	Represents cash interest payments related to OpCo’s senior secured credit facility and the Stateline Promissory Note.

(7)
Represents the Short-Term Note, a promissory note from First Solar. Please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 11. Related Parties.”

(8)
Cash distributions from unconsolidated affiliates represent the cash received by OpCo with respect to its 49% interest in the Solar Gen 2 Project, the North Star Project, the Lost Hills Blackwell Project, and the Henrietta Project and its 34% interest in the Stateline Project.

(9)
Represents indemnity payments from the Sponsors owed to OpCo in accordance with the Omnibus Agreement. Please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 11. Related Parties.”

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

Significant Factors and Trends Affecting Our Business

We expect the following factors will affect our results of operations:

Future Acquisitions

Our business could be impacted by a number of factors and trends that affect our industry generally and our Sponsors specifically, including our ability to acquire projects in the future. The evolving nature of the solar industry has enabled our Sponsors to implement strategies of recycling capital faster and more efficiently by selling projects at a stage of construction and development which is earlier than best suited for us. Due to our higher cost of capital and inability to access the capital markets on a consistent basis, commencing in fiscal 2016, we and our Sponsors agreed to make several adjustments to the projects subject to the ROFO Agreements, replacing interests in certain projects with alternatives. Later, when certain projects were ultimately offered to us under the ROFO Agreement, we were unable to transact due to these same fiscal constraints. The offered projects were subsequently acquired by third party buyers at purchase prices higher than those offered to us. As a result of such adjustments, we no longer have a right of first offer on any projects developed by First Solar. The SunPower ROFO Agreement currently includes assets that represent interests in 204 MW capacity as of February 28, 2018. However, due to the limitations on our ability to acquire projects under the Merger Agreement, in connection with the Conflicts Committee’s and the Board’s approval of the Merger Agreement, we agreed to enter into the Waiver Agreement with SunPower which waives our right of first offer on all the projects subject to the SunPower ROFO Agreement during the pendency of the Merger Agreement. In the event that the Merger Agreement terminates without the closing of the Mergers, the waiver would terminate with respect to all projects subject to the SunPower ROFO Agreement, except, with respect to individual projects still owned by SunPower at the termination of such waiver, such project is either under an exclusivity agreement with a third party or has an offer for purchase from a third party pursuant to which SunPower is in negotiations.

In addition, the development of solar energy projects by project developers, including our Sponsors, may be delayed or otherwise adversely affected by the recent imposition of safeguard tariffs on imported solar cells and modules. On November 13, 2017, the U.S. International Trade Commission (“USITC”) transmitted a report to the President on its investigation under Section 202 of the Trade Act of 1974 with respect to imports of CSPV cells, whether or not partially or fully assembled into other products (“CSPV products”), in which USITC reached an affirmative determination that CSPV products are being imported into the United States in such increased quantities as to be a substantial cause of serious injury to the relevant domestic industry. In response to the USITC report, on January 23, 2018, the President issued Proclamation 9693, “To Facilitate Positive Adjustment to Competition From Imports of Certain Crystalline Silicon Photovoltaic Cells (Whether or Not Partially or Fully Assembled Into Other Products) and for Other Purposes” (the “Proclamation”). With limited exception, the Proclamation mandates the application of safeguard tariffs for the next four years, beginning February 7, 2018, on imports of CSPV products from all countries, except for developing countries that are World Trade Organization members, with the following terms: a tariff of 30 percent in the first year, 25 percent in the second year, 20 percent in the third year, and 15 percent in the fourth year. (However, the first 2.5 gigawatts of imported solar cells are exempt from the safeguard tariff in each of those four years.). The uncertainty surrounding the potential effect of the safeguard tariffs on imported CSPV products may cause market volatility, price fluctuations, supply shortages and project delays, adversely affecting our ability to acquire such projects. Please read Part I, Item 1A. “Risk Factors—Risks Related to Our Business—SunPower’s failure to complete the development of the SunPower ROFO Projects or project developers’, including our Sponsors’, failure to develop other solar energy projects, including those opportunities that are part of our Sponsors’ development pipeline, could have a significant effect on our ability to grow.” in the 2017 10-K.

Power Purchase Agreements

Our revenues are a function of the volume of electricity generated and sold by our projects and rental payments under lease agreements. The assets in our Portfolio sell substantially all of their output or are leased under long-term, fixed price offtake agreements primarily with investment grade utility-scale and C&I offtakers, as well as high credit quality residential customers with an average FICO score of 765 at the time of initial contract. As of February 28, 2018, the weighted average remaining life of offtake agreements across our Portfolio was 18.9 years, with the offtake agreements of our Utility Project Entities having remaining terms ranging from 15.1 to 25.8 years and our C&I offtake agreements and residential offtake agreements having remaining terms ranging from 14.5 to 19.0 years. We believe long-term agreements with creditworthy customers substantially mitigate volatility in our cash flows. As of February 28, 2018, two offtake counterparties were placed on CreditWatch by Standard & Poor’s Ratings Services, increasing our credit risk associated with these customers. Please read Part I, Item 1A. “Risk Factors—Risks Related to Our Business—We rely on a limited number of offtake counterparties and we are exposed to the risk that they are unwilling or unable to fulfill their contractual obligations to us or that they otherwise terminate their offtake agreements with us.” in the 2017 10-K and Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 11—Related Parties—Maryland Solar Lease Arrangement.”

Operation of Projects

Our revenues are a function of the volume of electricity generated by our projects during a particular period, which is impacted by weather, as well as both scheduled and unexpected repair and maintenance required to keep our systems operational. Weather and equipment performance represent the primary factors affecting our operating results because insolation and equipment downtime impact the volume of the electricity that we are able to generate from our systems.

Demand for Solar Energy

United States energy demand is increasing due to economic development and population growth. With exposure to volatile fossil fuel costs, increasing concern about carbon emissions and a variety of other factors, customers are seeking alternatives to traditional sources of electricity generation. However, the demand for solar energy could change at any time, especially as a result of changes to government regulations and policies that may present technical, regulatory, and economic barriers to the purchase and use of solar power products, a decline in commodity prices, including the price of natural gas, or a change in the federal, state, or local policies regulating natural gas, coal, oil and other fossil fuels, which could lower prices for fuel sources used to produce energy from other technologies and reduce the demand for solar energy. For more information about the risks associated with changing demand for solar energy, please read Part I, Item 1A. “Risk Factors—If solar energy technology is not suitable for widespread adoption at economically attractive rates of return, or if sufficient additional demand for solar power systems does not develop or takes longer to develop than we anticipate, our ability to acquire accretive projects may decrease.” in the 2017 10-K.

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

The current administration’s proposed environmental policies may create regulatory uncertainty in the clean energy sector, including the solar energy sector, and may lead to a reduction or removal of various clean energy programs and initiatives designed to curtail climate change. For more information about the risks associated with these government incentives, please read Part I, Item 1A. “Risk Factors—Risks Related to Our Business—Government regulations providing incentives and subsidies for solar energy could change at any time, including pursuant to the proposed environmental and tax policies of the current administration” and “Risk Factors—Risks Related to Our Business—Until we can effectively utilize tax benefits, we expect to be dependent on the availability of third-party tax equity financing arrangements, which may not be available in the future.” in the 2017 10-K.

The projects in our Portfolio are generally unaffected by the trends discussed above, given that all of the electricity to be generated by our projects are sold under fixed-price offtake agreements, which, as of February 28, 2018, have a weighted average remaining life of approximately 18.9 years.

Critical Accounting Policies & Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues, and expenses recorded in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. In addition to our most critical estimates discussed below, we also have other key accounting policies that are less subjective and, therefore, judgments involved in their application would not have a material impact on our reported results of operations. Please read Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies” of the 2017 10-K. There have been no significant changes to our critical accounting policies and estimates since November 30, 2017.

Results of Operations

	Three Months Ended
	(unaudited)
	February 28, 2018	February 28, 2017
Revenues:
Operating revenues	$10,869	$9,897
Total revenues	10,869	9,897
Operating costs and expenses:
Cost of operations	2,391	2,222
Selling, general and administrative	4,252	1,902
Depreciation and accretion	7,140	6,763
Acquisition-related transaction costs	20	13
Total operating costs and expenses	13,803	10,900
Operating loss	(2,934)	(1,003)
Other expense (income):
Interest expense	6,163	5,495
Interest income	(276)	(271)
Other income	(396)	(834)
Total other expense, net	5,491	4,390
Loss before income taxes and equity in earnings of unconsolidated investees	(8,425)	(5,393)
Income tax benefit (provision)	13,169	(533)
Equity in earnings of unconsolidated investees	2,000	606
Net income (loss)	6,744	(5,320)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(3,203)	(6,181)
Net income attributable to 8point3 Energy Partners LP Class A shares	$9,947	$861

Three Months Ended February 28, 2018 Compared to Three Months Ended February 28, 2017

Revenues

	Three Months Ended
	(unaudited)
(in thousands)	February 28, 2018	February 28, 2017
Operating revenues	$10,869	$9,897
Total revenues	$10,869	$9,897

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

Total revenues increased by $1.0 million, or 10%, for the three months ended February 28, 2018 as compared to the three months ended February 28, 2017, due to revenue generated from the Kern Phase 2(b) Assets and the Kern Phase 2(c) Assets, which commenced operations subsequent to the first quarter of fiscal 2017.

Operating Costs and Expenses

	Three Months Ended
	(unaudited)
(in thousands)	February 28, 2018	February 28, 2017
Cost of operations	$2,391	$2,222
Selling, general and administrative	4,252	1,902
Depreciation and accretion	7,140	6,763
Acquisition-related transaction costs	20	13
Total operating costs and expenses	$13,803	$10,900
Total operating costs and expenses as a percentage of revenues	127.0%	110.1%

Cost of Operations: Cost of operations primarily includes expenses related to O&M agreements and land lease expenses. The increase of $0.2 million, or 8%, for the three months ended February 28, 2018 as compared to the three months ended February 28, 2017, was primarily driven by increased expenses associated with operating the Kern Phase 2(b) Assets and Kern Phase 2(c) Assets, which commenced operations subsequent to first quarter of 2017.

Selling, General and Administrative: SG&A expense primarily includes operating expenses such as audit, legal, insurance, independent board of directors services and fees under the AMAs and MSAs with our Sponsors. The increase of $2.4 million, or 124%, for the three months ended February 28, 2018 as compared to the three months ended February 28, 2017, was primarily driven by $2.2 million of expenses incurred by the Partnership in the first quarter of fiscal 2018 as a result of the strategic evaluation of the proposed Mergers with Capital Dynamics performed by our Conflicts Committee.

Depreciation and Accretion: Depreciation expense reflects costs associated with depreciation of our solar power system assets that have been placed in service. The increase of $0.4 million, or 6%, for the three months ended February 28, 2018 as compared to the three months ended February 28, 2017, was primarily driven by the commencement of operations, and related depreciation, of the Kern Phase 2(b) Assets and Kern 2(c) Assets subsequent to the first quarter of fiscal 2017.

Acquisition-Related Transaction Costs: Acquisition-related transaction costs represent financial advisory, legal and accounting fees incurred in connection with our acquisitions.

Other Expense, net

	Three Months Ended
	(unaudited)
(in thousands)	February 28, 2018	February 28, 2017
Interest expense	$6,163	$5,495
Interest income	(276)	(271)
Other income	(396)	(834)
Total other expense, net	$5,491	$4,390
Total other expense, net as a percentage of revenues	50.5%	44.4%

Interest Expense: Loans and letters of credit outstanding under the senior secured credit facility bear interest and the unused portion of the credit facility bear commitment fees which are cash interest expenses. Please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 6—Debt and Financing Obligations” for rates and borrowing activity. The interest incurred related to our projects while under construction is not reflected as an expense in the unaudited condensed consolidated statements of operations, as it is capitalized to construction-in-progress until the solar power system is ready for its intended use.

Cash interest expense for the three months ended February 28, 2018 and February 28, 2017 relates to fees associated with outstanding borrowings and letters of credit under OpCo’s $775.0 million senior secured credit facility and the Stateline Promissory Note.

Interest expense for the three months ended February 28, 2018 and February 28, 2017 included cash interest expense of $5.9 million and $5.3 million, respectively. Cash interest expense increased $0.7 million, or 12%, for the three months ended February 28, 2018 as compared to the three months ended February 28, 2017, primarily due to higher outstanding balances during the period and rising interest rates.

Non-cash interest expense for the three months ended February 28, 2018 and February 28, 2017 relates to debt issuance costs associated with OpCo’s senior secured credit facility and remained flat period over period.

Interest Income:  Interest income represents the accrued interest on reimbursable network upgrade costs related to the Quinto Project and the Kingbird Project. These costs plus accrued interest are reimbursable by the applicable utility company over five years from when the project achieves commercial operation.

Other Income: Other income for the three months ended February 28, 2018 of $0.4 million primarily relates to a $0.9 million energy performance test bonus receivable for one of our equity method investments, partially offset by the release of $0.4 million in deferred costs associated with the ATM Program. Other income for the three months ended February 28, 2017 of $0.8 million relates to (i) a $0.7 million unrealized gain related to the mark-to-market valuation adjustment of interest rate swaps associated with our term loan facility, and (ii) $0.1 million of payments received under the Partnership’s O&M agreement with First Solar associated with performance of certain projects.

Income Tax Provision (Benefit)

	Three Months Ended
	(unaudited)
(in thousands)	February 28, 2018	February 28, 2017
Income tax provision (benefit)	$(13,169)	$533
Income tax provision (benefit) as a percentage of revenues	(121.2)%	5.4%

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

The income tax benefit for the three months ended February 28, 2018 is primarily the result of an approximately $12.3 million tax benefit recorded in the first quarter of fiscal 2018 due to the re-measurement of deferred tax assets and liabilities as a result of the 2017 Tax Act. The decrease in the income tax provision, excluding the impact of the 2017 Tax Act, for the three months ended February 28, 2018 as compared to the three months ended February 28, 2017, is the result of a higher loss before income taxes and equity in earnings of unconsolidated investees of $8.4 million as compared to $5.4 million, respectively.

Equity in Earnings of Unconsolidated Investees

	Three Months Ended
	(unaudited)
(in thousands)	February 28, 2018	February 28, 2017
Equity in earnings of unconsolidated investees	$2,000	$606
Equity in earnings of unconsolidated investees as a percentage of revenues	18.4%	6.1%

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

The increase in equity in earnings of unconsolidated investees as a percentage of revenues for the three months ended February 28, 2018 of 18.4% compared to 6.1% for the three months ended February 28, 2017 is primarily the result of higher insolation as a result of favorable weather in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended
	(unaudited)
(in thousands)	February 28, 2018	February 28, 2017
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(3,203)	$(6,181)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests as a percentage of net revenues	(29.5)%	(62.5)%

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

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the three months ended February 28, 2018 included a net loss of $4.2 million attributable to our Sponsors as a result of their economic ownership in OpCo, partially offset by income of $1.0 million attributable to noncontrolling interests and redeemable noncontrolling interests related to our tax equity financing facilities with third-party investors under which the parties invest in entities that hold the solar power systems. Net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the three months ended February 28, 2017 included a net loss of $8.8 million attributable to noncontrolling interests and redeemable noncontrolling interests related to our tax equity financing facilities with third-party investors under which the parties invest in entities that hold the solar power systems, partially offset by net income of $2.6 million attributable to our Sponsors as a result of their economic ownership in OpCo.

Cash Flows

Three Months Ended February 28, 2018 Compared to Three Months Ended February 28, 2017

A summary of the sources and uses of cash and cash equivalents is as follows:

	Three Months Ended
	(unaudited)
(in thousands)	February 28, 2018	February 28, 2017
Net cash provided by operating activities	$5,356	$9,464
Net cash provided by (used in) investing activities	13,866	(287,914)
Net cash provided by (used in) financing activities	(18,873)	271,199

Operating Activities

Net cash provided by operating activities for the three months ended February 28, 2018 was $5.4 million and was primarily the result of: (i) net income of $6.7 million; (ii) $2.5 million in cash distributions received from equity method investees that were classified in operating activities as returns on the investments; (iii) adjustment for non-cash charges of $7.8 million, including $7.2 million depreciation of operating lease assets and solar power systems and amortization of intangible assets, $0.2 million amortization of debt issuance costs, and $0.1 million share-based compensation; (iv) $2.8 million decrease in prepaid expenses and other current assets; (v) $0.1 million increase in accounts payable and other accrued liabilities, and (vi) $1.0 million decrease in accounts receivable and financing receivable, net. These inflows were partially offset by: (i) $0.3 million increase in deferred revenue on operating leases; and (ii) adjustments for non-cash income of $15.2 million, including a $13.2 million reduction in deferred income taxes primarily driven by a $12.3 million benefit recorded in the first quarter of fiscal 2018 as a result of the 2017 Tax Act, and (ii) $2.0 million equity in earnings of unconsolidated investees.

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

Investing Activities

Net cash provided by investing activities for the three months ended February 28, 2018 was $13.9 million and was primarily the result of $15.1 million in distributions from unconsolidated investees classified in investing activities as returns of the investments, partially offset by a $1.3 million repayment of the Stateline Promissory Note.

Net cash used in investing activities for the three months ended February 28, 2017 was $287.9 million and was primarily the result of: (i) $304.4 million net cash paid for the acquisitions of the Stateline Project, the Kern Phase 1(a) Assets, the Kern Phase 2(a) Assets, the Kern Phase 2(b) Assets, and the Macy’s Maryland Project, and (ii) capital expenditures of $0.1 million, which were due to the purchases of property and equipment. These outflows were offset by $16.6 million in distributions from unconsolidated investees classified in investing activities as returns of the investments.

Financing Activities

Net cash used in financing activities for the three months ended February 28, 2018 was $18.9 million and was due to: (i) $14.3 million of cash distributions to our Sponsors as OpCo’s common and subordinated unitholders; (ii) $7.9 million of cash distributions to our Class A shareholders; and (iii) $2.2 million of cash distributions to tax equity investors. The cash outflows were partially offset by a $5.5 million draw down under the revolving credit facility.

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

Liquidity and Capital Resources

Our liquidity as of February 28, 2018 was $83.8 million, consisting of $13.9 million cash on hand and $69.9 million of available capacity under our five-year revolving credit facility.

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

Loans outstanding under the credit facility bear interest at either (i) a base rate, which is the highest of (x) the federal funds rate plus 0.50%, (y) the administrative agent’s prime rate and (z) one-month LIBOR, in each case, plus an applicable margin; or (ii) one-, two-, three- or six-month LIBOR plus an applicable margin. There will be no principal amortization over the term of the credit facility. The unused portion of the revolving credit facility and delayed draw term loan facility is subject to a commitment fee of 0.30% per annum. OpCo may prepay the borrowings under the term loan facility and the delayed draw term loan facility at any time. OpCo has entered into interest rate swap agreements to hedge the interest rate on a portion of the borrowings under the term loan facility. Please read Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 7—Fair Value” for further details.

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

OpCo’s credit facility also contains covenants requiring us to maintain the following financial ratios: (i) a debt to cash flow ratio of not more than (a) 6.00 to 1.00 for the fiscal quarters ending November 30, 2016 through November 30, 2017, and (b) 5.50 to 1.00 for each fiscal quarter ending thereafter; and (ii) a debt service coverage ratio (as more fully described in the credit facility) of not less than 1.75 to 1.00. In addition, an event of default occurs under the credit facility upon a change of control. The credit facility defines a change of control as occurring when, among other things, (i) the Sponsors (or either of them) cease to direct the management, directly or indirectly, of us or OpCo, or (ii) the Sponsors collectively cease to own 35% of the economic interest in OpCo. On February 5, 2018, we, our general partner, OpCo, Holdings and the other parties thereto entered into the Merger Agreement. Upon the terms and subject to the conditions set forth in the Merger Agreement, immediately after the consummation of OpCo Merger 1, the credit facility will be repaid in full and extinguished. In addition, the credit facility contains customary non-financial covenants and certain restrictions that will limit our, OpCo’s and certain of our domestic subsidiaries’ ability to, among other things, incur or guarantee additional debt and to make distributions on or redeem or repurchase OpCo common units. The Joinder Agreement amended OpCo’s credit facility to permit OpCo to incur up to $50.0 million in subordinated indebtedness from First Solar or its affiliate to pay a portion of the purchase price for the Stateline Project. As of February 28, 2018, we were in compliance with our debt covenants.

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

As of February 28, 2018, OpCo had outstanding borrowings of $300.0 million under the term loan facility, $250.0 million under the incremental term loan facility, $25.0 million under the delayed draw term loan facility, $75.5 million under the revolving credit facility, approximately $54.6 million of letters of credit outstanding under the revolving credit facility, and $48.4 million principal amount of the Stateline Promissory Note. The $69.9 million remaining portion of the revolving credit facility is undrawn as of February 28, 2018.

ATM Program

On January 30, 2017, we established the ATM Program, under which we may sell our Class A shares from time to time through the ATM Agents up to an aggregate sales price of $125.0 million. Under the ATM Program, we may also sell our Class A shares to any ATM Agent, as principal for its own account, at a price agreed upon at the time of the sale. Net proceeds from sales under the ATM Program would be used to purchase a number of common units in OpCo equal to the number of Class A shares issued under the ATM Program. OpCo may use the proceeds for general corporate purposes, which may include, among other things, repaying borrowings under the Stateline Promissory Note and OpCo’s credit facilities and funding working capital or acquisitions. No shares were issued under the ATM Program during fiscal 2017 and the first quarter of fiscal 2018. Pursuant to the Merger Agreement, we are restricted in our ability to issue or sell our Class A shares under the ATM Program through the pendency of the Merger Agreement.

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

Contractual Obligations
The following table summarizes our contractual obligations as of February 28, 2018:

		Payments Due by Period
(in thousands)	Total	2018 (remaining nine months)	2019-2020	2021-2022	Beyond 2022
Land use commitments (1)	$62,521	$899	$3,428	$3,604	$54,590
Term loan (2)	324,843	7,272	317,571	—	—
Incremental term loan (3)	271,432	6,967	264,465	—	—
Delayed draw term loan facility (4)	27,144	697	26,447	—	—
Revolving credit facility (4)	81,973	2,104	79,869	—	—
Stateline Promissory Note (5)	54,018	2,427	8,383	43,208	—
Total contractual obligations	$821,931	$20,366	$700,163	$46,812	$54,590

(1)
Land use commitments primarily relate to a non-cancellable operating lease for the Quinto Project and two operating leases for the Kingbird Project, and are equal to the minimum lease and easement payments to landowners for the right to use the land upon which solar power systems are located.

(2)
Includes $300.0 million of borrowings outstanding under the term loan facility entered into by OpCo on June 5, 2015 (in connection with our IPO) which will mature on June 5, 2020, at which point all amounts outstanding under the term loan facility will become due. From March 1, 2018 to August 31, 2018, which is the remaining term of the interest rate swaps, the interest payments for the notional amount of $250.0 million and $40.0 million are calculated based on the fixed swap rate of 0.85% plus the 2% margin and 1.16% plus the 2% margin, respectively. The interest payments for the remaining $10.0 million notional amount through August 31, 2018, and the full amount of $300.0 million outstanding thereafter through the maturity date, are estimated based on the floating cash interest rate of approximately 3.65% per annum effective as of February 28, 2018.

(3)
Includes $250.0 million of borrowings outstanding under the incremental term loan facility entered into by OpCo on September 30, 2016 (in connection with the Joinder Agreement under its existing senior secured credit facility) which will mature on June 5, 2020, at which point all amounts outstanding under the incremental term loan facility will become due. The interest payments for the $250.0 million notional amount through the maturity date are estimated based on the floating cash interest rate of approximately 3.65% per annum effective as of February 28, 2018.

(4)
Includes $25.0 million of borrowings outstanding under the delayed draw term loan facility and $75.5 million of borrowings outstanding under the revolving credit facility entered into by OpCo on June 5, 2015, which will mature on June 5, 2020, at which point all amounts outstanding under the delayed draw term loan facility and the revolving credit facility will become due. The interest payments for the $100.5 million notional amount through the maturity date are estimated based on the floating cash interest rate of approximately 3.65% per annum effective as of February 28, 2018.

(5)
Includes $48.4 million of borrowings outstanding under the Stateline Promissory Note by OpCo to First Solar which will mature on December 5, 2020. Interest payments are estimated based on a rate of 4.00% per annum.

Off-Balance-Sheet Arrangements

As of February 28, 2018, we did not have any significant off-balance-sheet arrangements.

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

Credit Risk

Credit risk relates to the risk of loss resulting from non-performance or non-payment by offtake counterparties under the terms of their contractual obligations, thereby impacting the amount and timing of expected cash flows. We monitor and manage credit risk through credit policies that include the use of credit mitigation measures such as having a diversified portfolio of offtake counterparties. However, there are a limited number of offtake counterparties under our offtake agreements, which offtake counterparties are entities engaged in the energy industry, and this concentration may impact the overall exposure to credit risk, either positively or negatively, in that the offtake counterparties may be similarly affected by changes in economic, industry or other conditions. If any of these offtake agreement customers’ receivable balances in the future should be deemed uncollectible, it could have a material adverse effect on our forecasted cash flows. As of February 28, 2018 and November 30, 2017, two offtake counterparties were placed on CreditWatch by Standard & Poor’s Ratings Services, increasing our credit risk associated with these customers. Please read Part I, Item 1A. “Risk Factors—We rely on a limited number of offtake counterparties and we are exposed to the risk that they are unwilling or unable to fulfill their contractual obligations to us or that they otherwise terminate their offtake agreements with us” in the 2017 10-K and Part I, Item 1. “Financial Information—Notes to Unaudited Condensed Consolidated Financial Statements—Note 11—Related Parties—Maryland Solar Lease Arrangement.”

Credit risk under the residential lease program is limited because customers are required to have a minimum FICO credit score at the time of initial contract, the existing customer base is of high credit quality with an average FICO credit score of 765 at the time of initial contract, the program has a large number of customers with small account balances for each, and the customers are diversified geographically within the United States. As of February 28, 2018, we do not believe we had significant credit risk under the residential lease program.

Credit risk also relates to the risk of loss resulting from non-performance or non-payment by our Sponsors under the terms of their contractual obligations, including indemnity, reimbursement and other payment obligations under the Omnibus Agreement, thereby impacting the amount and timing of expected cash flows. Our ability to mitigate such risk with respect to the Sponsors is limited. Please read Part I, Item 1A. “Risk Factors—Risks Related to Our Business—We are exposed to the credit risk of our Sponsors, and any deterioration of our Sponsors’ creditworthiness could adversely affect our business, our credit ratings and our overall risk profile.” in the 2017 10-K.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of February 28, 2018, the outstanding principal balance of our variable interest borrowings was $650.5 million of which $360.5 million is unhedged. An immediate 10% increase in interest rates would have an increase of approximately $0.6 million of annualized interest expense on our unaudited condensed consolidated financial statements. This increase was mitigated by interest rate swaps that we entered into on August 31, 2016 and January 5, 2017 in connection with our term loan facility, which covered $250.0 million and $40.0 million, respectively, of the $650.5 million outstanding principal balance. Our interest rate swaps will expire on August 31, 2018. As of February 28, 2018, our investment portfolio consisted of 100% in demand deposits.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 28, 2018 at a reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors we previously disclosed in Part I, Item 1A. “Risk Factors” of the 2017 10-K. The risks described in the 2017 10-K are not the only risks facing the Partnership. Additional risks and uncertainties not currently known to the Partnership, or that are currently deemed to be immaterial, also may materially adversely affect the Partnership’s business, financial condition, results of operations, cash available for distribution and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Purchase Agreement dated February 5, 2018, by and among 8point3 Energy Partners LP, 8point3 Operating Company, LLC, 8point3 General Partner, LLC,8point3 Holding Company, LLC, 8point3 Solar CEI, LLC, 8point3 Co-Invest Feeder 1, LLC, 8point3 Co-Invest Feeder 2, LLC, CD Clean Energy and Infrastructure V JV (HoldCo), LLC, 8point3 Partnership Merger Sub, LLC, 8point3 OpCo Merger Sub 1, LLC and 8point3 OpCo Merger Sub 2, LLC.	8-K	001-37447	2.1	2/5/2018
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	__
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	__
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	__
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	__
101.INS*	XBRL Instance Document	__	__	__	__
101.SCH*	XBRL Taxonomy Extension Schema Document	__	__	__	__
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	__	__	__	__
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	__	__	__	__
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	__	__	__	__
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	__	__	__	__

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

8point3 Energy Partners LP

		By:	8point3 General Partner, LLC
its general partner

Date:	March 28, 2018	By:	/s/ BRYAN SCHUMAKER
Bryan Schumaker
Chief Financial Officer and Interim Chief Accounting Officer
(Principal Financial Officer)